Form 10-Q
period 1996-03-31
CERES FUND LP
filed 1996-05-16
CIK 869711

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark One)

        [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996.

                               OR

        [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

           Commission file number:      033-37802

                       CERES FUND, L.P.
              _____________________________________




(State of incorporation) - Tennessee
(I.R.S. Employer Identification No.) - 62-1444129




       889 Ridge Lake Blvd., Memphis, Tennessee 38120
                          (901)543-8076
            _________________________________________
       (Registrant's telephone number, including area code)





    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )     No  (  )



                          CERES FUND, L.P.
                  (A Tennessee Limited Partnership)

                 Statement of Financial Condition

                          March 31, 1996
                            (UNAUDITED)


                                  Assets          Assets
                             March 31, 1996   December 31, 1995


Cash                          $      5,515        $   15,538
U. S. Treasury obligations at
  cost plus accrued interest     2,388,246         2,288,186
Equity in
  commodity trading account:
     Cash                          418,612           662,426
     Unrealized gain <loss>
        open futures contracts      97,055           232,026
     Market Value of open option
        contracts                   57,375             1,840
Other assets                         3,529             5,056
                                __________        __________
                              $  2,970,332       $ 3,205,072
                              ============       ===========


                 Liabilities and Partners' Capital

Liabilities:
   Accrued management fees    $      9,280        $   10,077
   Accrued incentive fees           34,297            97,960
   Other accrued expenses            6,505            15,489
   Amounts received for
      future subscriptions             --               --
   Redemptions payable             274,937            83,926
                                __________         _________
                                   325,019           207,452
                                __________         _________

Partners' capital:
   General partners                183,180           166,392
   Limited partners              2,462,133         2,831,228
                                __________         _________
      Total partners' capital    2,645,313         2,997,620
                                __________         _________

                              $  2,970,332       $ 3,205,077
                              ============       ===========


See accompanying notes to financial statements.



                          CERES FUND, L.P.
                 (A Tennessee Limited Partnership)

                         Statement of Income
                For the period from January 1, 1996
                        through March 31, 1996
                              (UNAUDITED)



Income:

     Net gains <losses> on trading of commodity
     futures and option contracts:
          Realized gain <losses> on closed positions   $ 434,900
          Change in unrealized gain <losses> on
            open positions                             <  90,711>
     Interest                                             32,630
                                                       __________


                                                       $ 376,819
                                                      __________

Expenses:
     Brokerage commissions, exchange, clearing fees
       and NFA charges                                    90,536
     Management fee allocations                           26,634
     Incentive fee allocations                            34,297
     Professional and administrative expenses             14,215
                                                       _________
                                                         165,682
                                                       _________

     Net Income:                                       $ 211,137
                                                       =========





See accompanying notes to financial statements.




                          CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                        Statement of Income
               For the period from January 1, 1995
                      through March 31, 1995
                              (UNAUDITED)



Income:

   Net gains <losses> on trading of commodity futures and option contracts:

   Realized gain <losses> on closed positions        $   36,403
   Change in unrealized gain <losses>
     on open positions                                < 107,717>
   Interest                                              24,501
                                                      _________
                                                      <  46,813>
                                                      _________

Expenses:

   Brokerage commissions, exchange, clearing fees
     and NFA charges                                     80,975
   Management fee allocations                            17,464
   Professional and administrative expenses               9,130
                                                       ________

                                                        107,569
                                                       ________

                  Net Loss                           $< 154,382>
                                                      =========




See accompanying notes to financial statements.



                          CERES FUND, L.P.
                  (A Tennessee Limited Partnership)

                       Statement of Cash Flows
                            (UNAUDITED)

Cash flows from operating activities:

                                           YEAR TO DATE
                                Three Months Ended March 31, 1996

Net Income                                         $  211,137
Adjustments to reconcile net gain
  <losses> to net cash provided by
  operating activities:

    Net unrealized gain <losses> on open contracts   < 90,711>

(Increase) decrease in operating assets:

    U. S. Treasury obligation                       <  100,060>
    Investments in commodities fund                    243,814
    Unrealized losses on open futures and
      options contracts                                225,682
    Market Value of open option contracts           <   55,535>
    Other Assets                                         1,527

Increase (decrease) in operating liabilities:

    Accrued management fees                         <      797>
    Accrued incentive fees                          <   63,663>
    Other accrued expenses                          <    8,984>
    Amounts received for future subscriptions             --
    Redemptions payable                                191,011

        Total Adjustments                              342,284

Net Cash from operating activities                     553,421

Cash Flows from Financing Activities:

    Net proceeds from sale of limited partnership units   --
    Redemption of limited partnership units          < 274,937>
    Distribution to limited partners                 < 288,507>
    Contributions received from general partners          --

Net decrease in cash                                 <  10,023>

Cash at the beginning of the year                       15,538

Cash at the end of the quarter                           5,515








                         CERES FUND, L.P.
               (A Tennessee Limited Partnership)

                     Statement of Cash Flows
                           (UNAUDITED)

Cash flows from operating activities:

                                           YEAR TO DATE
                                Three Months Ended March 31, 1995

Net Loss                                         $   <  154,382>

Adjustments to reconcile net Gain <Losses> to net cash provided by operating activities:

   Net unrealized gain <losses> on open contracts    <  107,717>

(Increase) decrease in operating assets:

   U. S. Treasury obligation                         < 247,218>
   Investments in commodities fund                     161,568
   Unrealized losses on open futures and
     options contracts                                 214,933
   Market Value of open option contracts             <   8,500>
   Other Assets                                            222

Increase (decrease) in operating liabilities:

   Accrued management fees                           <      26>
   Other accrued expenses                            <   8,570>
   Amounts received for future subscriptions              --
   Redemptions payable                               <  50,915>

      Total Adjustments                              <  46,223>

Net Cash used in operating activities                < 200,605>

Cash Flows from Financing Activities:

   Net proceeds from sale of limited partnership units 191,647
   Redemption of limited partnership units               --
   Contributions received from general partners          --

Net decrease in cash                                <   8,958>

Cash at the beginning of the year                      18,064

Cash at the end of the quarter                          9,106





                         CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                  Notes to Financial Statements

                         March 31, 1996


(1)  Summary of Significant Accounting Policies

Organization

Ceres Fund, L.P. (the Partnership) is a Tennessee limited partnership organized on September 19, 1990 to engage in the speculative trading of commodities futures contracts and other commodity interests. Randell Commodity Corporation ("Randell") and RanDelta Capital Partners, L.P. ("RanDelta") are the general partners. Randell serves as the managing general partner and RanDelta serves as the financial general partner. Randell will act as commodity trading advisor with respect to the Partnership.

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 5% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At March 31, 1996, a total of 43,547.7090 units have been sold with 25,262.7869 redeemed, leaving an outstanding balance at March 31, 1996, of 18,284.9221 units.

The general partners agreed to make a capital contribution of the lesser of $100,000 or 3% of total partnership capitalization and made an initial capital contribution of $45,000 and has made additional capital contributions during the period of $55,000 to meet its investment commitment in the Partnership. In no event will the general partners' interest in the Partnership be less than 1% of total partnership capitalization.

Income and expenses of the Partnership (excluding the Management Allocation and Incentive Allocation) will be allocated pro rata among the partners based on their respective capital accounts as of the beginning of the month in which the items of income and expense accrue, except that limited partners have no liability for partnership obligations in excess of his or her capital account, including earnings. The Management Allocation and Incentive Allocation are allocated to the Limited Partners only in accordance with the terms of the Limited Partnership Agreement.

The Partnership is not liable for any organizational and offering expenses in connection with the issuance and distribution of the units. Refco, Inc., the Partnership's commodity broker, paid the organizational expenses of the Partnership and the expenses of offering the units to the public. The Partnership will not reimburse Refco, Inc. for any portion of the costs so incurred and will not be liable for any such costs at any time.

Units may not be redeemed during the first six months after they are purchased. Thereafter, limited partners may redeem their units at the redemption net asset value per unit as of the end of any calendar quarter upon ten days written notice to the managing general partner. The redemption charge will be based on the redemption net asset value on all units redeemed as more fully described in the offering prospectus.

Under the terms of the partnership agreement, the Partnership will terminate on the earlier of December 31, 2020, or the occurrence of certain events as more fully described in the Limited Partnership Agreement.

Valuation of Futures Contracts

Open commodity futures contracts are valued at market daily and unrealized gains and losses are reflected in income.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements since, as a partnership, income and losses for tax purposes are allocated to the partners for inclusion in their respective tax returns.

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the three months ended March 31, 1996, management fees totaled $26,634 and incentive fees totaled $34,297.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 1996, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during this three month period were $86,809. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this three month period amounted to $32,630.

(4)  Related Parties

The sole shareholder of the parent of the managing General
Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners, the Memphis branch of Refco and the Partnership's commodity broker.

(5)  Distribution to Limited Partners.

On January 15, 1996, the General Partner declared a distribution to the limited partners equal to the difference between the December 31, 1995, net asset value per unit and $125 per unit. This distribution, totaling $288,507 resulted in each unit holder having a net asset value of $125 per unit on January 1, 1996.




                        CERES FUND, L.P.
               (A Tennessee Limited Partnership)

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             for the Quarter Ended March 31, 1996.

RESULTS OF OPERATIONS

               Three Months Ending March 31, 1996

     Trading in January 1996 resulted in an increase in net asset value of approximately 1.4% resulting in net gains (including fees and expenses) of $38,328 principally in grains.

     Trading in February 1996 resulted in an increase in net asset value of approximately 1.4% resulting in net gains
(including fees and expenses) of $38,623, principally in grains.

     Trading in March 1996 resulted in an increase in net asset value of approximately 4.8% resulting in net gains (including fees and expenses) of $134,186 principally in grains.

CAPITAL RESOURCES

     The Partnership does not intend to raise any additional capital through borrowing, but will continue to sell Units at the average net asset value of Units as of the end of each calendar month. Due to the nature of the Partnership's business, it will make no significant capital expenditures, and substantially all its assets are and will be represented by cash, United States Treasury bills, securities purchased under agreement to resell and commodity futures investments. Inflation is not a significant factor in the Partnership's profitability.





Commission File No. 033-37802

                         CERES FUND, L.P.

                PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

The accompanying interim consolidated financial statements are unaudited, but include all adjustments which management considers necessary for the fair presentation of results at March 31, 1996.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited consolidated financial statements at and for the period ended December 31, 1995.

The results reflected for the three month period ended March 31, 1996 and the period ended December 31, 1995, are not necessarily indicative of the results for the entire fiscal year which will end December 31, 1996.




                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 1996 through March 31, 1996, no additional Units were sold and 2,056.8497 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C. These securities were registered under the Securities Act of 1933.

D. (1) Units of Limited Partnership interest outstanding at January 31, 1996 - 20,341.7718.
(2) Units of Limited Partnership interest outstanding at February 28, 1996 - 20,341.7718.
(3) Units of Limited Partnership interest outstanding at March 31, 1996 - 18,284.9221.
E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:
          Dates             Units             Amount
          January 1, 1996     --               --
          February 1, 1996    --               --
          March 1, 1996       --               --
F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:
             Dates                   Units               Amount
        March 31, 1996            2,056.8497            $274,937
G. On May 9, 1994, transactions were consulated pursuant to which Delta International, Inc. terminated its services as trading advisor to the Fund and withdrew as the co-general partner of RanDelta Capital Partners, L.P., the financial general partner to the Fund effective March 31, 1994. These transactions were affected without any cost or expense to the Fund.

Item 6.  Exhibits and Reports on Form 8-K.

      None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

     Date:  May 14, 1996


CERES FUND, L.P.
By:  Randell Commodity Corporation
Managing General Partner



By: /s/ Frank L. Watson, Jr.
   -------------------------------
     Frank L. Watson, Jr.
    Chairman