Form 10-Q
period 1996-06-30
CERES FUND LP
filed 1996-08-15
CIK 869711

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark One)

        [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996.

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

                 Statement of Financial Condition

                          June 30, 1996
                            (UNAUDITED)

                                  Assets          Assets
                             June 30, 1996   December 31, 1995

Cash                          $     36,210        $   15,538
U. S. Treasury obligations at
  cost plus accrued interest     2,388,210         2,288,186
Equity in
  commodity trading account:
     Cash                        1,917,493           662,426
     Unrealized gain <loss> of
        open futures contracts     210,485           232,026
     Market Value of open option
        contracts                 <102,500>            1,840
Other assets                         9,106             5,056
                                __________        __________
                              $  4,459,004       $ 3,205,072
                              ============       ===========


                 Liabilities and Partners' Capital

Liabilities:
   Accrued management fees    $     13,828        $   10,077
   Accrued incentive fees          243,321            97,960
   Other accrued expenses           22,788            15,489
   Redemptions payable              68,483            83,926
                                __________         _________
                                   348,420           207,452
                                __________         _________

Partners' capital:
   General partners                309,104           166,392
   Limited partners              3,801,480         2,831,228
                                __________         _________
      Total partners' capital    4,110,584         2,997,620
                                __________         _________

                              $  4,459,004       $ 3,205,072
                              ============       ===========

See accompanying notes to financial statements.



                          CERES FUND, L.P.
                 (A Tennessee Limited Partnership)

                         Statement of Income
                For the period from January 1, 1996
                        through June 30, 1996
                              (UNAUDITED)


Income

     Net gains <losses> on trading of commodity
     futures and option contracts:
     Realized gain <losses> on closed positions       $2,294,187
     Change in unrealized gain <losses> on
       open positions                                      1,970
     Interest                                             79,548
                                                       __________

                                                      $2,375,705
                                                      __________

Expenses
     Brokerage commissions, exchange, clearing fees
       and NFA charges                                   251,388
     Management fee allocations                           66,264
     Incentive fee allocations                           277,618
     Professional and administrative expenses             35,544
                                                       _________
                                                         630,814
                                                       _________

     Net Income                                       $1,744,891
                                                       =========




See accompanying notes to financial statements.








                          CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                        Statement of Income
               For the period from January 1, 1995
                      through June 30, 1995
                              (UNAUDITED)


Income

   Net gains <losses> on trading of commodity futures and option contracts:

   Realized gain <losses> on closed positions        $  480,529
   Change in unrealized gain <losses>
     on open positions                                   98,936
   Interest                                              50,871
                                                      _________
                                                        630,336
                                                      _________

Expenses

   Brokerage commissions, exchange, clearing fees
     and NFA charges                                    180,806
   Management fee allocations                            36,705
   Incentive fee allocations                              5,997
   Professional and administrative expenses              19,193
                                                       ________

                                                        242,701
                                                       ________

                  Net Income                         $  387,635
                                                      =========



See accompanying notes to financial statements.









                         CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                       Statement of Income
                For the period from April 1, 1996
                       through June 30, 1996
                           (UNAUDITED)



Income

     Net gains <losses> on trading of commodity futures and option contracts:

          Realized gain <losses> on closed positions   $1,859,287
          Change in unrealized gain <losses> on
             open positions                                92,681
      Interest                                             46,918
                                                       __________


                                                       $1,998,886
                                                       __________

Expenses

    Brokerage commissions, exchange, clearing fees
      and NFA charges                                     160,852
    Management fee allocations                             39,630
    Incentive fee allocations                             243,321
    Professional and administrative expenses               21,329
                                                       __________

                                                       $  465,132
                                                       __________

               Net Income                              $1,533,754
                                                       ==========




See accompanying notes to financial statements.









                         CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                       Statement of Income
                For the period from April 1, 1995
                       through June 30, 1995
                           (UNAUDITED)


Income

     Net gains <losses> on trading of commodity futures and option contracts:

          Realized gain <losses> on closed positions   $  444,126
          Change in unrealized gain <losses> on
             open positions                               206,653
      Interest                                             26,370
                                                       __________


                                                       $  677,149
                                                       __________

Expenses

     Brokerage commissions, exchange, clearing fees
       and NFA charges                                     99,831
     Management fee allocations                            19,241
     Incentive fee allocations                              5,997
     Professional and administrative expenses              10,063
                                                       __________

                                                       $  135,132
                                                       __________


               Net Income                              $  542,017
                                                       ==========




See accompanying notes to financial statements.








                          CERES FUND, L.P.
                  (A Tennessee Limited Partnership)

                       Statement of Cash Flows
                            (UNAUDITED)

Cash flows from operating activities:

                                           YEAR TO DATE
                                Six Months Ended June 30, 1996

Net Income                                        $  1,744,891

Adjustments to reconcile net income
  <loss> to net cash provided by
  operating activities:

    Net unrealized gain <losses> on open contracts       1,970

(Increase) decrease in operating assets:

    U. S. Treasury obligation                       -  100,024
    Investments in commodities fund                 -1,255,067
    Unrealized gain <losses> on open futures and
      options contracts                                 19,571
    Market Value of open option contracts              104,340
    Other Assets                                    -    4,050

Increase (decrease) in operating liabilities:

    Accrued management fees                              3,751
    Accrued incentive fees                             145,361
    Other accrued expenses                               7,299
    Amounts received for future subscriptions             --
    Redemptions payable                             -   15,443

        Total Adjustments                           -1,092,292

Net Cash from operating activities                     652,599

Cash Flows from Financing Activities:

    Net proceeds from sale of limited partnership units   --
    Redemption of limited partnership units         -  343,420
    Distribution to limited partners                -  288,507
    Contributions received from general partners          --

Net increase in cash                                    20,672

Cash at the beginning of the year                       15,538

Cash at the end of the quarter                          36,210




                         CERES FUND, L.P.
               (A Tennessee Limited Partnership)

                     Statement of Cash Flows
                           (UNAUDITED)

Cash flows from operating activities:

                                           YEAR TO DATE
                                   Six Months Ended June 30, 1995

Net Income                                          $  387,635

Adjustments to reconcile net Income (Loss> to net cash provided by operating activities:

   Net unrealized gain <losses> on open contracts       98,936

(Increase) decrease in operating assets:

   U. S. Treasury obligation                         - 247,903
   Investments in commodities fund                   - 177,905
   Unrealized gain <losses> on open futures and
     options contracts                               - 197,872
   Market Value of open option contracts             -  11,250
   Other Assets                                      -      37

Increase (decrease) in operating liabilities:

   Accrued management fees                               1,726
   Accrued incentive fees                                5,997
   Other accrued expenses                            -  12,333
   Redemptions payable                                 294,256

      Total Adjustments                              - 246,385

Net Cash used in operating activities                  141,250

Cash Flows from Financing Activities:

   Net proceeds from sale of limited partnership units 191,647
   Redemption of limited partnership units           - 345,171
   Contributions received from general partners          --

Net decrease in cash                                 -  12,274

Cash at the beginning of the year                       18,064

Cash at the end of the quarter                           5,790





                         CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                  Notes to Financial Statements

                         June 30,1996


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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 5% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At June 30, 1996, a total of 43,547.7090 units have been sold with 25,587.3163 redeemed, leaving an outstanding balance at June 30, 1996, of 17,960.3927 units.

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

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the six months ended June 30, 1996, management fees totalled $66,264 and incentive fees totalled $277,618.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 1996, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during this six month period were $240,924. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this six month period amounted to $77,548.

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









                        CERES FUND, L.P.
               (A Tennessee Limited Partnership)

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             for the Quarter Ended June 30, 1996.

RESULTS OF OPERATIONS

               Six Months Ending June 30, 1996

     Trading in April 1996 resulted in an increase in net asset value of approximately 50.5% resulting in net income (including fees and expenses) of $1,337,657 principally in grains.

     Trading in May 1996 resulted in an increase in net asset value of approximately 8.7% resulting in net income (including fees and expenses) of $348,380, principally in grains.

     Trading in June 1996 resulted in a decrease in net asset value of approximately 4.0% resulting in net losses (including fees and expenses) of $152,283 principally in grains.

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








Commission File No. 033-37802

                         CERES FUND, L.P.

                PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

The accompanying interim consolidated financial statements are unaudited, but include all adjustments which management considers necessary for the fair presentation of results at June 30, 1996.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited consolidated financial statements at and for the period ended December 31, 1995.

The results reflected for the six month period ended June 30, 1996 and the period ended December 31, 1995, are not necessarily indicative of the results for the entire fiscal year which will end December 31, 1996.








                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 1996 through June 30, 1996, no additional Units were sold and 324.5294 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C. These securities were registered under the Securities Act of 1933.

D.   (1) Units of Limited Partnership interest outstanding at

               April 30, 1996 - 18,284.9221.

     (2)  Units of Limited Partnership interest outstanding at

               May 31, 1996 - 18,284.9221.

     (3)  Units of Limited Partnership interest outstanding at

               June 30, 1996 - 17,960.3927.

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates             Units             Amount

          April 1, 1996      --               --
          May 1, 1996        --               --
          June 1, 1996       --               --

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

             Dates                   Units               Amount

        June 30, 1996               324.5294           $ 68,483

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

     Date:  August 13, 1996


CERES FUND, L.P.
By:  Randell Commodity Corporation
Managing General Partner



By:  /s/ Frank L. Watson, Jr.
     __________________________
     Frank L. Watson, Jr.
     Chairman