Form 10-Q
period 1996-09-30
CERES FUND LP
filed 1996-11-15
CIK 869711

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark One)

        [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996.

                               OR

        [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

           Commission file number:      033-37802

                       CERES FUND, L.P.
             --------------------------------------




(State of incorporation) - Tennessee
(I.R.S. Employer Identification No.) - 62-1444129




       889 Ridge Lake Blvd., Memphis, Tennessee 38120
                          (901)543-8076
           ------------------------------------------
       (Registrant's telephone number, including area code)



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

                 Statement of Financial Condition

                          September 30, 1996
                            (UNAUDITED)


                                         Assets                   Assets
                                    September 30, 1996       December 31, 1995
                                    ------------------       -----------------

Cash                                   $     19,802               $   15,538
U. S. Treasury obligations at
  cost plus accrued interest              2,388,337                2,288,186
Equity in commodity trading
  account:
     Cash                                 2,228,107                  662,426
     Unrealized gain <loss> of
        open futures contracts             < 50,655>                 232,026
     Market Value of open option
        contracts                            86,875                    1,840
Other assets                                  9,821                    5,056
                                          ---------                ---------
                                       $  4,682,287              $ 3,205,072
                                          ========                 =========


                 Liabilities and Partners' Capital


Liabilities:
   Accrued management fees             $     14,427              $   10,077
   Accrued incentive fees                    73,650                  97,960
   Other accrued expenses                    22,834                  15,489
   Redemptions payable                       66,130                  83,926
                                             ------                  ------
                                            177,041                 207,452
                                            _______                 _______

Partners' capital:
   General partners                         352,542                 166,392
   Limited partners                       4,152,704               2,831,228
                                          ---------               ---------
      Total partners' capital             4,505,246               2,997,620
                                          ---------               ----------

                                       $  4,682,287             $ 3,205,072
                                          =========               =========


See accompanying notes to financial statements.


                          CERES FUND, L.P.
                 (A Tennessee Limited Partnership)

                         Statement of Income
                For the period from January 1, 1996
                        through September 30, 1996
                              (UNAUDITED)


   Income

      Net gains <losses> on trading of commodity
      futures and option contracts:
      Realized gain <losses> on closed positions                    $3,237,643
      Change in unrealized gain <losses> on
      open positions                                                  <275,045>
      Interest                                                         131,997
                                                                     ---------

                  Income From Operations                            $3,094,595
                                                                     ---------

   Expenses

      Brokerage commissions, exchange, clearing fees
      and NFA charges                                                 371,587
      Management fee allocations                                      107,938
      Incentive fee allocations                                       351,268
      Professional and administrative expenses                         58,119
                                                                      -------
                                                                      888,912
                                                                      =======

                  Net Income                                        $2,205,683
                                                                     =========

      Aggregate Income Allocated to General Partners                $  186,150
                                                                       =======

      Aggregate Income Allocated to Limited Partners                $2,019.533
                                                                     =========

      Net Income per Limited Partnership Unit(Average)              $  114.24
                                                                       ======





See accompanying notes to financial statements.





                          CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                        Statement of Income
               For the period from July 1, 1996
                      through September 30, 1996
                              (UNAUDITED)


   Income

      Net gains <losses> on trading of commodity futures and option contracts:

      Realized gain <losses> on closed positions                    $  943,456
      Change in unrealized gain <losses>
      on open positions                                               <277,015>
      Interest                                                          52,449
                                                                       -------
        Income From Operations                                      $  718,890
                                                                       -------

   Expenses

      Brokerage commissions, exchange, clearing fees
      and NFA charges                                                  120,199
      Management fee allocations                                        41,674
      Incentive fee allocations                                         73,650
      Professional and administrative expenses                          22,575
                                                                       -------
                                                                       258,098
                                                                       -------
                  Net Income                                        $  460,792
                                                                       =======

      Aggregate Income Allocated to General Partners                $   43,438
                                                                        ======

      Aggregate Income Allocated to Limited Partners                $  417,354
                                                                       =======

      Net Income per Limited Partnership Unit(Average)              $    23.61
                                                                         =====



See accompanying notes to financial statements.


                         CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                       Statement of Income
                For the period from January 1, 1995
                       through September 30, 1995
                           (UNAUDITED)



   Income

      Net gains <losses> on trading of commodity futures and option contracts:

      Realized gain <losses> on closed positions                    $  933,143
      Change in unrealized gain <losses> on
      open positions                                                   337,656
      Interest                                                          76,160
                                                                       -------


                  Income From Operations                            $1,346,959
                                                                     ---------


   Expenses

      Brokerage commissions, exchange, clearing fees
      and NFA charges                                                  262,039
      Management fee allocations                                        57,180
      Incentive fee allocations                                         10,855
      Professional and administrative expenses                          29,996
                                                                       -------
                                                                    $  360,070
                                                                       -------


                  Net Income                                        $  986,889
                                                                       =======

      Aggregate Income Allocated to General Partners                $   50,088
                                                                        ======
      Aggregate Income Allocated to Limited Partners                $  936,801
                                                                       =======
      Net Income Per Limited Partnership Unit (Average)             $    44.72
                                                                         =====



See accompanying notes to financial statements.


                         CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                       Statement of Income
                For the period from July 1, 1995
                       through September 30, 1995
                           (UNAUDITED)


   Income

      Net gains <losses> on trading of commodity futures and option contracts:

      Realized gains <losses> on closed positions                   $  452,614
      Change in unrealized gain <losses> on
      open positions                                                   238,720
      Interest                                                          25,289
                                                                       -------

                  Income From Operations                            $  716,623
                                                                       -------

   Expenses

      Brokerage commissions, exchange, clearing fees
      and NFA charges                                                  81,233
      Management fee allocations                                       20,475
      Incentive fee allocations                                         4,858
      Professional and administrative expenses                         10,803
                                                                       ------

                                                                    $ 117,369
                                                                      -------

                  Net Income                                        $ 599,254
                                                                      =======

      Aggregate Income Allocated to General Partners                $  31,747
                                                                       ======

      Aggregate Income Allocated to Limited Partners                $  567,507
                                                                       =======

      Net Income Per Limited Partnership Unit (Average)             $   27.09
                                                                        =====



See accompanying notes to financial statements.






                          CERES FUND, L.P.
                  (A Tennessee Limited Partnership)

                       Statement of Cash Flows
                            (UNAUDITED)

Cash flows from operating activities:


                                       YEAR TO DATE
                             Nine Months Ended September 30, 1996
                             ------------------------------------
   Net Income                                      $  2,205,683

   Adjustments to reconcile net income
    <loss> to net cash provided by
    operating activities:

      Net unrealized gains <losses> on open contracts <  275,045>

(Increase) decrease in operating assets:

      U. S. Treasury obligation                       <  100,151>
      Investments in commodities fund                 <1,565,681>
      Unrealized gain <losses> on open futures and
        options contracts                                557,726
      Market Value of open option contracts           <   85,035>
      Other Assets                                    <    4,765>

Increase (decrease) in operating liabilities:

      Accrued management fees                              4,350
      Accrued incentive fees                          <   24,310>
      Other accrued expenses                               7,345
      Amounts received for future subscriptions             --
      Redemptions payable                             <   17,796>

          Total Adjustments                           <1,503,362>

Net Cash from operating activities                     702,321

Cash Flows from Financing Activities:

      Net proceeds from sale of limited partnership units   --
      Redemption of limited partnership units         <  409,550>
      Distribution to limited partners                <  288,507>
      Contributions received from general partners          --

Net increase in cash                                       4,264

Cash at the beginning of the year                         15,538

Cash at the end of the quarter                            19,802



                         CERES FUND, L.P.
               (A Tennessee Limited Partnership)

                     Statement of Cash Flows
                           (UNAUDITED)

Cash flows from operating activities:


                                       YEAR TO DATE
                             Nine Months Ended September 30, 1995
                             ------------------------------------
   Net Income                                      $  986,889

   Adjustments to reconcile net Income (Loss> to net cash provided by operating activities:

     Net unrealized gains <losses> on open contracts  337,656

   (Increase) decrease in operating assets:

     U. S. Treasury obligation                        <50,018>
     Investments in commodities fund                  326,718>
     Unrealized gain <losses> on open futures and
       options contracts                             <557,762>
     Market Value of open option contracts           <192,325>
     Other Assets                                        <253>

   Increase (decrease) in operating liabilities:

      Accrued management fees                           2,503
      Accrued incentive fees                            4,858
      Other accrued expenses                           <6,394>
      Redemptions payable                             <15,774>

          Total Adjustments                          <804,227>

   Net Cash used in operating activities              182,662

   Cash Flows from Financing Activities:

      Net proceeds from sale of limited partnership
        units                                         191,647
      Redemption of limited partnership units        <380,312>
      Contributions received from general partners       --

   Net decrease in cash                                <6,003>

   Cash at the beginning of the year                   18,064

   Cash at the end of the quarter                      12,061




                         CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                  Notes to Financial Statements

                         September 30,1996


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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 5% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At September 30, 1996, a total of 43,547.7090 units have been sold with 25,869.9887 redeemed, leaving an outstanding balance at September 30, 1996, of 17,677.7203 units.

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

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the nine months ended September 30, 1996, management fees totaled $107,938 and incentive fees totaled $351,268.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 1996, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during this nine month period were $356,299. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this nine month period amounted to $131,997.

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













                        CERES FUND, L.P.
               (A Tennessee Limited Partnership)

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           for the Quarter Ended September 30, 1996.

RESULTS OF OPERATIONS

             Nine Months Ending September 30, 1996

     Trading in July 1996 resulted in an increase in net asset value of approximately 6.3% resulting in net income (including fees and expenses) of $260,043 principally in grains.

     Trading in August 1996 resulted in an increase in net asset value of approximately 2.1% resulting in net income (including fees and expenses) of $94,297 principally in grains.

     Trading in September 1996 resulted in an increase in net asset value of approximately 2.2% resulting in net income
(including fees and expenses) of $106,452 principally in grains.

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


Commission File No. 033-37802

                         CERES FUND, L.P.

                PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

The accompanying interim consolidated financial statements are unaudited, but include all adjustments which management considers necessary for the fair presentation of results at September 30, 1996.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited consolidated financial statements at and for the period ended December 31, 1995.

The results reflected for the nine month period ended September
30, 1996, and the period ended December 31, 1995, are not necessarily indicative of the results for the entire fiscal year which will end December 31, 1996.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 1996 through September 30, 1996, no
additional Units were sold and 2,664.0515 Units were   redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C. These securities were registered under the Securities Act of 1933.

D.   (1) Units of Limited Partnership interest outstanding at

               July 31, 1996 - 17,960.3927.

     (2)  Units of Limited Partnership interest outstanding at

               August 31, 1996 - 17,960.3927.

     (3)  Units of Limited Partnership interest outstanding at

               September 30, 1996 - 17,677.7203.

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates             Units             Amount

          July 1, 1996        --               --
          August 1, 1996      --               --
          September 1,1996    --               --

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

             Dates                   Units             Amount

        September 30, 1996         282.6724           $ 66,130

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

     Date:  November 13, 1996


CERES FUND, L.P.
By:  Randell Commodity Corporation
Managing General Partner



By:  /s/Frank L. Watson, Jr.
     ______________________
     Frank L. Watson, Jr.
     Chairman