Form 10-K405
period 1996-12-31
CERES FUND LP
filed 1997-03-31
CIK 869711

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 1996
                 Commission File No.:  33-37802

                         Ceres Fund, L.P.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Tennessee                          62-1154702
  -------------------------------          -------------------
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)           Identification No.)

                c/o Randell Commodity Corporation
                    889 Ridge Lake Boulevard
                    Memphis, Tennessee 38120
              -------------------------------------
              Address of principal executive office

                          901/543-8076
          ---------------------------------------------
          Registrant's telephone number, with area code

Securities registered pursuant to Section 12 (b) of the Act:
None.

Securities registered pursuant to Section 12 (g) of the Act:
None.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X           No
                   -----            -----

The registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

Incorporation by Reference: Registrant's Registration Statement effective March 9, 1991 and the Prospectus contained therein into
Part IV, Item 14 (a)(3) and Supplement No. 1 dated October 1, 1992, thereto, post effective Amendment No. 1 dated April 26, 1991, effective date April 30, 1991, post effective Amendment No. 2 dated November 12, 1991, effective date November 15, 1992, post effective Amendment No. 3 dated March 31, 1992, effective April 7, 1992, Supplement No. 3 dated June 30, 1992, Supplement No. 4 dated November 30, 1992, post effective Amendment No. 4 dated April 30, 1993, effective May 19, 1993, and post effective Amendment No. 5 dated October 16, 1997, effective October 31, 1996.


                             PART I

ITEM 1.

(a)  Business
     --------

     Ceres Fund, L.P. (the "Partnership") is a limited partnership organized on September 19, 1990, pursuant to a Limited Partnership Agreement (the "Limited Partnership Agreement") under the Uniform Limited Partnership Act of the State of Tennessee and funded through an offering of limited partnership units (the "Units").
The Partnership engages in speculative trading of commodity futures contracts, forward contracts, commodity options and other interests in commodities including, without limitation futures contracts and options on financial instruments, physical commodities and stock indices on organized exchanges in the U.S. and abroad.

     The initial offering to the public of 100,000 Units was closed on November 29, 1991, and trading began December 1, 1991.
Following the commencement of trading, the Partnership continued the offering of Units, issuing Units and fractions thereof at the Average Net Asset Value as of the last business day of the month during which the purchaser's subscription was received. As of the close of the initial offering on November 29, 1991, 13,471.6805 Units had been sold. As of December 31, 1993, a total of 38,234.7916 Units had been sold of which a total of 24,122,7011 were outstanding. As of December 31, 1994, a total of 40,552.2246 Units had been sold of which a total of 22,679.4144 were outstanding. As of December 31, 1995, a total of 43,256.2273 Units had been sold of which a total of 20,341.7718 were outstanding. As of December 31, 1996, a total of 20,736.5005 had been sold of which a total of 17,938.6369 were outstanding.The Prospectus is regularly updated and Units continue to be offered to the public.

     The offering was registered under the Securities Act of 1933, as amended, and members of the National Association of Securities Dealers, Inc. act as selling agents on a best efforts basis. The selling agents received a commission of 5% of the issue price of each Unit sold during the initial offering period with 1% being paid to the General Partner. Effective July 1, 1995, and continuing during the continuous offering period, the selling commission was reduced to 4%, all of which is retained by the selling agent.

     Randell Commodity Corporation, a Tennessee corporation, is the Managing General Partner of the Partnership (the "Managing General Partner") and RanDelta Capital Partners, L.P. is the Financial General Partner of the Partnership. Pursuant to a Customer Agreement (the "Customer Agreement"), Refco, Inc. ("Refco") acts as the commodity broker for the Partnership and performs various administrative services for it. Services performed for the Partnership by Refco or the Managing General Partner under the terms of the Customer and the Limited Partnership Agreements, include the following:

     (1) Executing all trades on behalf of the Partnership in conjunction with the Partnership's Advisor.

     (2) Maintaining the Partnership books and records, which limited partners or their duly authorized representatives may inspect during normal business hours for any proper purpose upon reasonable written notice to the Managing General Partner.

     (3) Furnishing each limited partner with a monthly statement describing the performance of the Partnership, which sets forth aggregate management fees, incentive fees, brokerage commissions and other expenses incurred or accrued by the Partnership during the month.

     (4)  Forwarding annual certified financial statements
(including a balance sheet and statement of income) to each limited partner.

     (5) Providing each limited partner with tax information necessary for the preparation of his annual federal income tax return and such other information as the CFTC may by regulation require.

     (6) Performing secretarial and other clerical responsibilities and furnishing office space and equipment as may be necessary for supervising the affairs of the Partnership.

     (7) Administering the purchase, redemption and transfer of Units and distribution of profits, if any.

     The Customer Agreement under which Refco, Inc. acts as the futures broker for the Partnership may be terminated by the Partnership or Refco upon 5 days' notice.

     During 1993, and through June 1994, under the terms of the Customer Agreement, the Partnership paid commodity brokerage commissions to Refco on a round-turn basis in an amount equal to the lesser of 80% of Refco's published rates for non-member speculative accounts or $45.50. This commission rate was renegotiated by the General Partner and effective July 1, 1994, commissions payable to Refco were reduced to $32.50 per round-turn. The Partnership's current rate is $32.50. A round-turn is the opening and closing of a commodity futures position consisting of one contract. An anticipated commission is booked at the opening and the commission is actually charged on the closing. The Partnership assets earn interest from Refco on 100% of the average daily equity maintained in cash in the Partnership's trading account at a rate equal to 80% of the average yield on thirteen week U.S. Treasury Bills issued during each month.

(b)  Regulation
     ----------

     Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The Act requires "commodity pool operators," and "commodity trading advisors," to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator's or advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the Managing General Partner as a commodity pool operator or as a commodity trading advisor is terminated or suspended, the Managing General Partner would be unable to continue to manage the business of the Partnership. Should the Managing General Partner's registration be suspended, termination of the Partnership might result. The act also requires Refco to be registered as a "futures commission merchant."

     In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. The CFTC has adopted a rule requiring all domestic commodity exchanges to submit for approval speculative position limits for all futures contracts traded on such exchanges. Most exchanges also limit the changes in commodity futures contract prices that may occur during a single trading day. The Partnership will not trade on any commodity exchanges which are not subject to regulation by any United States government agency.

(c)  Financial information about industry segments
     ---------------------------------------------

     The Partnership's business constitutes only one segment, speculative trading of commodity futures contracts, for financial reporting purposes. The Partnership does not engage in sales of goods or services. The Partnership began trading activities December 1, 1991, at which time Partnership capital was $1,392,168.

(d)  Narrative description of business
     ---------------------------------

     (1)  See Items 1(a), (b) and (c) above.

          (i)  through (xii) - Not applicable.

          (xiii) - the Partnership has no employees.

(e)  Financial information about foreign and domestic
     operations and export sales.
     ------------------------------------------------

     Not applicable because the Partnership does not engage in sales of goods or services.

Item 2.  Properties
         ----------

     The Partnership does not own or lease any properties.  The
Managing General Partner operates out of facilities provided by its parent, Randell Corporation.

Item 3.  Legal Proceedings
         -----------------

     The Managing General Partner is not aware of any pending legal proceedings to which the Partnership is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     N/A - No security holders.







                             PART II

Item 5.  Market for the Registrant's Common Stock and
         Related Stockholder Matters
         --------------------------------------------

     There is no trading market for the Units, and none is likely to develop. Units are transferable only after written notice has been given to the Managing General Partner. Units may be redeemed as of the last day of any calendar quarter upon 10 days written notice to the Managing General Partner at the Redemption Net Asset Value (as defined in the Limited Partnership Agreement).

Item 6.  Selected Financial Data
         -----------------------

     The following is a summary of the total assets of the Partnership as of December 31, 1996, 1995, 1994, 1993, and the results of operations for each of the years in the 5-year period ended December 31, 1996.

     Net increase <decrease> in components of Partnership capital from operations are as follows:

                        1996        1995         1994         1993          1992
                      --------    --------     --------     --------      --------

Realized & unrealized
 trading gains (losses)
 net of brokerage
 commission and
 clearing fees of
 $565,229, $333,677,
 $438,742, $633,579,
 and 364,834,
 respectively        $2,844,850  $1,710,300  $<1,022,795>  $  410,036  $  <16,876>

Income <Loss> from
 Operations          $3,597,285  $2,156,798  $  <502,871>  $1,150,491  $  420,879

Long term
 obligations         $    --     $    --     $     --      $    --     $    --

Cash dividends per
 unit                $    14.18  $    --     $     --      $    --     $    --

Interest income      $  187,206  $  112,821  $    81,182   $  106,876  $   72,921

Management fee       $  151,969  $   85,331  $    76,157   $  122,672  $   97,115

Administrative
 expenses            $   82,026  $   44,869  $    39,830   $   57,796  $   50,291

Incentive fee        $  384,117  $  108,815  $     --      $   44,542  $   10,577

Net Gain (Loss)
 per unit*           $   115.23  $    77.87  $    <46.63>  $    12.10  $    <3.29>

Total Assets         $4,895,087  $3,205,072  $ 1,759,977   $3,420,825  $3,459,378


* Calculated as net earnings(loss) allocated to limited partners divided by average units outstanding during the year

7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.
    -------------------------------------------------

(a)  Liquidity.
     ---------

     The Partnership does not engage in sales of goods or services. Its only assets are its capital in its commodity futures trading account, consisting of cash and net unrealized appreciation on open futures contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk the Partnership follows certain policies including:

     (1) Partnership funds will be invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of the Advisor, ease of taking and liquidating positions.

     (2) The Partnership will diversify its positions among various commodities. The Partnership will not initiate additional positions in a single commodity if such additional positions would result in a net single long or short position in such commodity requiring as margin more than 15% of the net assets of the Partnership.

     (3) The Partnership will not establish commodity positions if such positions would result in required margins in excess of 80% of its net asset value for all commodities combined.

     (4) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the Partnership's position in the physical commodity will be fully hedged.

     (5) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

     (6) The Partnership may from time to time employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

     Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement requires dissolution of the Partnership under certain circumstances as defined in the Limited Partnership Agreement including a decrease in the net asset value of a Unit at the close of business on any business day to less than 50% of the highest average net asset value at which Units have been sold.

     In order to limit credit risks, the Partnership does not enter into counterparty transactions such as currency or other swaps and it limits its trading activities to futures and options traded on U.S. commodity exchanges.

Capital Resources
-----------------

     The Partnership does not intend to raise any additional capital through borrowing. Due to the nature of the Partnership's business, it will make no significant capital expenditures, and substantially all its assets are and will be represented by cash, United States Treasury securities and commodity futures investments.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. Furthermore, interest income is dependent upon interest rates over which the Partnership has no control. A forecast cannot be made as to the level of redemptions in any given period.

Results of Operations
---------------------

     Trading results were profitable for the fiscal year ended
December 31, 1996. Trading during the fiscal year resulted in an increase in net asset value per Unit from $125 (after payment of distributions of $288,507) to $245.41 an increase of 96.3% attributable primarily to gains in grain contracts.

     Trading results were profitable for the fiscal year ended December 31, 1995. Trading during the fiscal year resulted in a increase in net asset value per Unit from $70.88 to $139.18 an increase of 96.4% attributable to gains in grains and livestock.

     Trading results were unprofitable for the fiscal year ended December 31, 1994. Trading during the fiscal year resulted in a decrease in net asset value per Unit from $111.21 to $70.88, a decrease of 36.3% attributable to losses in grains and livestock.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

     Financial statements meeting the requirements of Regulation S-X are indexed and included beginning on page F-1 of this report.

     The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9.  Change in and Disagreements with Accountants on
         Accounting and Financial Disclosure
         -----------------------------------------------

     None.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     The Partnership has no directors or executive officers.  The
Partnership is managed by its Managing General Partner. Trading decisions for the Partnership are made by the Managing General
Partner.

Item 11.  Executive Compensation
          ----------------------

     The Partnership has no directors or officers.  The Managing
General Partner and Refco perform the services described in "Item
1. Business" herein.

     For the fiscal year ended December 31, 1996, incentive fees expensed totaled $384,147. Management fees expensed totaled
$151,969. A total of $541,907 in brokerage commissions were paid to Refco.

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management
          ----------------------------------------

(a)  Security ownership of certain beneficial owners
     -----------------------------------------------

     None.

(b)  Security ownership of management
     --------------------------------

     Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the Managing General Partner and it has discretionary authority over the Partnership's investments. As of December 31, 1996, the General Partners' investment in the Partnership was $374,741.

(c)  Changes in control
     ------------------

     None.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

(a)  Accounts of Affiliates of the Commodity Broker.
     ----------------------------------------------

     The officers, directors and employees and associated persons of Refco trade in commodity futures contracts for their own accounts. In addition, Refco is a registered futures commission merchant and executes transactions in commodity futures contracts for its customers. Thus, it is possible that Refco could execute transactions for the Partnership in which the other parties to the transactions are its officers, directors, employees or customers. Such persons might also compete with the Partnership in making purchases or sales of contracts without knowing that the Partnership is also bidding on such contracts.

(b)  Other Activities and Accounts of the General Partner.
     ----------------------------------------------------

     The Managing General Partner trades in commodity futures contracts for its own accounts and for the accounts of other customers. It is possible that the Managing General Partner may engage in transactions on its own behalf or on behalf of others having an effect on transactions involving the Partnership.

(c)  Other Relationships.
     -------------------

     The sole shareholder of the parent of the Managing General
Partner is a partner in the law firm which is counsel to the Partnership, the Managing General Partner and the Memphis branch of Refco.



                             PART IV

Item 14.  Exhibits and Financial Statement Schedules and Reports
          ------------------------------------------------------

(a)(1)  Financial Statements
        --------------------

     See Index to Financial Statements; infra.

(a)(2)  Financial Statement Schedules
        -----------------------------

     Schedules are omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or the notes thereto.

(a)(3)  Exhibits
        --------

          (3)  Articles of Incorporation and By-Laws
               -------------------------------------

               i) Limited Partnership Agreement dated as of September 19, 1990.*

               ii) Certificate of Limited Partnership of the Partnership as filed with the Shelby County Recorder of Deeds on September 19, 1990.*

     (a)(3)(2)  Material Contracts
                ------------------

               i) Form of Selling Agreement among the Partnership and National Association of Securities Dealers, Inc. member.*

               ii)  Form of Customer Agreement between the
Partnership and Refco, Inc.*

               iii) Form of Subscription Agreement to be executed by each purchaser of Units.*

               iv) Form of Escrow of Funds Agreement among the Partnership and National Bank of Commerce.*


      *Incorporated herein by reference to the Partnership's
Registration Statement on Form S-1, Commission File No. 33-37802.









                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, and State of Tennessee on the _________ day of March, 1997.

CERES FUND, L.P.

By:  RANDELL COMMODITY CORPORATION
     Managing General Partner


By:    /s/ Frank L. Watson, Jr.
     --------------------------------
     Frank L. Watson, Jr.
     Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Managing General Partner of the Registrant in the capacities and on the date indicated.

RANDELL COMMODITY CORPORATION
Managing General Partner of the Registrant


By:    /s/ Frank L. Watson, Jr.                   March __, 1997
     --------------------------------
     Frank L. Watson, Jr., Principal
     Executive Officer & sole Director








SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

None.

                        CERES FUND, L.P.

                  INDEX TO FINANCIAL STATEMENTS

                   __________________________


                                                     Page(s)


Independent Auditors' Report                           F-1

Financial Statements:

  Statements of Financial Condition
   as of December 31, 1996, and 1995                   F-2

  Statements of operations for the years
   ended December 31, 1996, 1995 and 1994              F-3

  Statements of Changes in Partners' Capital
   for the years ended December 31, 1996 and
   1995 and 1994                                       F-4

  Statements of Cash Flows for the years
   ended December 31, 1996, 1995 and 1994              F-5

  Summary of Net Asset Values at December 31,
   1996, December 31, 1995, and December 31,
   1994                                                F-6

  Notes to Financial Statements                        F-9

  Schedule of Investments at December 31, 1996         F-15

  Affirmation                                          F-16

                        CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                Financial Statements and Schedule

                   December 31, 1996 and 1995

           (With Independent Auditors' Report Thereon)


















To the best of my knowledge and belief, the information contained herein is accurate and complete.




Frank L. Watson Jr., Chairman
Randell Commodity Corporation
General Partner and Commodity Pool Operator
Ceres Fund, L.P.

                  Independent Auditors' Report
                  ----------------------------


The Partners
Ceres Fund, L.P.:


We have audited the accompanying statements of financial condition of Ceres Fund, L.P. (a Tennessee Limited Partnership) as of December 31, 1996 and 1995 and summary of net asset values as of December 31, 1996, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ceres Fund, L.P. (a Tennessee Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ KPMG Peat Marwick LLP


Memphis, Tennessee
February 27, 1997

                        CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                Statements of Financial Condition

                   December 31, 1996 and 1995


               Assets                       1996        1995
               ------                       ----        ----

Cash                                     $  108,554      15,538
Equity in commodity futures trading
 account:
   U.S. government obligations at fair
     value (cost of $3,050,931 and
     $2,269,189 at December 31, 1996
     and 1995, respectively)              3,077,250   2,288,186
   Cash                                   1,514,594     662,426
   Unrealized gains on open futures
     contracts                              186,032     232,026
   Open option contracts, at market               -       1,840
Interest receivable                           8,657       5,056
                                          ---------   ---------
          Total assets                   $4,895,087   3,205,072
                                          =========   =========

     Liabilities and Partners' Capital
     ---------------------------------

Liabilities:
  Accrued management fees                $   10,033      10,077
  Accrued incentive fees                     32,849      97,960
  Other accrued expenses                     42,544      15,489
  Redemptions payable                        32,572      83,926
                                          ---------   ---------
          Total liabilities                 117,998     207,452
                                          ---------   ---------

Partners' capital:
  General partners                          374,741     166,392
  Limited partners                        4,402,348   2,831,228
                                          ---------   ---------
          Total partners' capital         4,777,089   2,997,620
                                          ---------   ---------
                                         $4,895,087   3,205,072
                                          =========   =========


See accompanying notes to financial statements.

                        CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1996, 1995 and 1994


                                      1996       1995        1994
                                      ----       ----        ----

Net gains (losses) on trading of
 commodity futures and options
 contracts:
   Realized gains (losses) on
     closed positions              $3,457,913  1,877,265    (649,957)
   Change in unrealized gains
     (losses) on open futures
     contracts                        (45,994)   164,872      65,904
   Change in unrealized gains on
     open options contracts            (1,840)     1,840           -
                                    ---------  ---------   ---------
          Net gains (losses) on
            investments             3,410,079  2,043,977    (584,053)

Investment income - interest
  (note 3)                            187,206    112,821      81,182
                                    ---------  ---------   ---------

          Income from operations    3,597,285  2,156,798    (502,871)
                                    ---------  ---------   ---------
Brokerage commissions (note 3)        541,907    320,062     423,670
Exchange, clearing fees and NFA
  charges                              23,322     13,615      15,072
Management fee allocations
  (note 2)                            151,969     85,331      76,157
Incentive fee allocations
  (note 2)                            384,117    108,815           -
Professional and administrative
  expenses                             82,026     44,869      39,830
                                    ---------  ---------   ---------

                                    1,183,341    572,692     554,729
                                    ---------  ---------   ---------

          Net earnings (loss)      $2,413,944  1,584,106  (1,057,600)
                                    =========  =========   =========
          Net earnings (loss)
            allocated to general
            partner                $  208,349     87,697     (40,124)
                                    =========  =========   =========
          Net earnings (loss)
            allocated to limited
            partners               $2,205,595  1,496,409  (1,017,476)
                                    =========  =========   =========
          Average Net earnings
            (loss) per unit        $   115.23      69.57      (43.48)
                                    =========  =========   =========


See accompanying notes to financial statements.

                        CERES FUND, L.P.
                (A Tennessee Limited Partnership)

           Statements of Changes in Partners' Capital

          Years ended December 31, 1996, 1995 and 1994


                                  General     Limited
                                  partners    partners       Total
                                  --------    --------       -----

Partners' capital at
  December 31, 1993               $118,819    2,682,652    2,801,471
Capital contributions (2,317
  units)                                 -      234,065      234,065
Redemption of units (3,761
  units)                                 -     (291,831)    (291,831)
Net loss for the year              (40,124)  (1,017,476)  (1,057,600)
                                   -------   ----------    ---------
Partners' capital at
  December 31, 1994                 78,695    1,607,410    1,686,105
Capital contributions (2,704
  units)                                 -      191,647      191,647
Redemption of units (5,042
  units)                                 -     (464,238)    (464,238)
Net earnings for the year           87,697    1,496,409    1,584,106
                                   -------   ----------    ---------
Partners' capital at
  December 31, 1995                166,392    2,831,228    2,997,620
Capital contributions (395
  units)                                 -       96,154       96,154
Redemption of units (2,798
  units)                                 -     (442,122)    (442,122)
Distributions                            -     (288,507)    (288,507)
Net earnings for the year          208,349    2,205,595    2,413,944
                                   -------   ----------    ---------
Partners' capital at
  December 31, 1996               $374,741    4,402,348    4,777,089
                                   =======   ==========    =========

Average net asset value per
 limited partnership unit at:
   December 31, 1994; 22,679.4144
     units outstanding                                   $     70.88
                                                           =========
   December 31, 1995; 20,341.7718
     units outstanding                                   $    139.18
                                                           =========
   December 31, 1996; 17,938.6369
     units outstanding                                   $    245.41
                                                           =========


See accompanying notes to financial statements.

                        CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1996, 1995 and 1994


                                        1996         1995         1994
                                        ----         ----         ----

Cash flows from operating activities:
  Net earnings (loss)                $2,413,944    1,584,106   (1,057,600)
    Adjustments to reconcile net
     earnings (loss) to net cash
     provided by operating
     activities:
       Net unrealized (gains)
        losses on open contracts         47,834     (166,712)     (65,904)
       (Increase) decrease in
        operating assets:
          Investments in commodities
            futures trading account  (1,641,232)  (1,278,932)   1,710,732
          Interest receivable            (3,601)      (1,977)      (1,715)
       Increase (decrease) in
        operating liabilities:
          Accrued management fees           (44)       4,531       (5,343)
          Accrued incentive fees        (65,111)      97,960      (39,383)
          Other accrued expenses         27,055       (1,922)     (17,973)
                                      ---------    ---------    ---------

               Total adjustments     (1,635,099)  (1,347,052)   1,580,414
                                      ---------    ---------    ---------
               Net cash provided
                by operating
                activities              778,845      237,054      522,814
                                      ---------    ---------    ---------

Cash flows from financing activities:
  Net proceeds from sale of
   limited partnership units             96,154      191,647      234,065
  Redemptions of limited
   partnership units                   (493,476)    (431,227)    (774,614)
  Distributions to limited partners    (288,507)           -            -
                                      ---------    ---------    ---------
               Net cash used in
                financing activities   (685,829)    (239,580)    (540,549)
                                      ---------    ---------    ---------

Net decrease in cash                     93,016       (2,526)     (17,735)

Cash at beginning of year                15,538       18,064       35,799
                                      ---------    ---------    ---------

Cash at end of year                  $  108,554       15,538       18,064
                                      =========    =========    =========



See accompanying notes to financial statements.

                        CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                  Summary of Net Asset Values

                      At December 31, 1996


                                                                       Total
                                                                      limited
                     Number      Number        Number     Net asset   partner
   Subscriber       of units    of units      of units      value    net asset
 admission date    subscribed   withdrawn    outstanding   per unit    value
 --------------    ----------   ---------    -----------   --------  ---------

January 1, 1996   20,341.7718  (2,797.8636)  17,543.9082   $245.38   4,304,987
November 1, 1996     239.4689            -      239.4689    246.28      58,977
December 1, 1996     155.2598            -      155.2598    247.23      38,384
                  -----------   ----------   -----------    ------   ---------

                  20,736.5005  (2,797.8636)  17,938.6369   $245.41   4,402,348
                  ===========   ==========   ===========    ======   =========



See accompanying notes to financial statements.

                        CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                   Summary of Net Asset Values

                      At December 31, 1995


                                                                       Total
                                                                      limited
                     Number      Number        Number     Net asset   partner
   Subscriber       of units    of units      of units      value    net asset
 admission date    subscribed   withdrawn    outstanding   per unit    value
 --------------    ----------   ---------    -----------   --------  ---------

December 1, 1991  13,471.6805  (9,382.9291)   4,088.7514   $139.71     571,255
January 1, 1992    1,868.7042    (308.5313)   1,560.1729    138.96     216,808
February 1, 1992   1,708.8416    (735.5574)     973.2842    140.16     136,412
March 1, 1992      2,122.9736  (1,387.6491)     735.3245    139.44     102,537
April 1, 1992        584.4999    (434.8956)     149.6043    140.20      20,975
May 1, 1992          918.3502    (329.6641)     588.6861    138.94      81,792
June 1, 1992       1,678.3638    (503.3093)   1,175.0545    139.86     164,344
July 1, 1992       2,002.6730    (306.3825)   1,696.2905    138.98     235,755
August 1, 1992     1,132.8673    (514.0451)     618.8222    139.33      86,223
September 1, 1992  1,820.2180    (788.3632)   1,031.8548    139.50     143,944
October 1, 1992    1,979.2928  (1,286.1599)     693.1329    140.02      97,054
November 1, 1992     543.6780    (392.5141)     151.1639    139.72      21,120
December 1, 1992   1,179.6235    (466.6253)     712.9982    139.18      99,237
January 1, 1993    2,314.5105  (1,258.8993)   1,055.6112    139.06     146,798
February 1, 1993     466.9657     (26.7688)     440.1969    139.81      61,543
March 1, 1993      2,393.2721  (1,049.9125)   1,343.3596    139.21     187,011
April 1, 1993        679.3648    (258.6136)     420.7512    139.00      58,483
May 1, 1993          243.4826     (32.4874)     210.9952    139.05      29,338
July 1, 1993         157.6181     (69.9852)      87.6329    140.68      12,328
August 1, 1993       328.7689    (113.4646)     215.3043    140.10      30,165
September 1, 1993    392.3815    (371.8211)      20.5604    143.61       2,953
October 1, 1993      246.6610        -          246.6610    139.15      34,322
February 1, 1994   1,550.2812        -        1,550.2812    137.11     212,552
March 1, 1994        693.0397    (191.8743)     501.1654    136.16      68,239
April 1, 1994         74.1121        -           74.1121    135.47      10,040
January 1, 1995    2,704.0027  (2,704.0027)        -           -          -
                  -----------  -----------   -----------    ------   ---------

     Total        43,256.2273 (22,914.4555)  20,341.7718   $139.18   2,831,228
                  ===========  ===========   ===========    ======   =========


See accompanying notes to financial statements.

                        CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                  Summary of Net Asset Values

                      At December 31, 1994


                                                                       Total
                                                                      limited
                     Number      Number        Number     Net asset   partner
   Subscriber       of units    of units      of units      value    net asset
 admission date    subscribed   withdrawn    outstanding   per unit    value
 --------------    ----------   ---------    -----------   --------  ---------

December 1, 1991  13,471.6805  (9,013.5958)   4,458.0847    $71.01     316,578
January 1, 1992    1,868.7042    (284.0076)   1,584.6966     70.63     111,925
February 1, 1992   1,708.8416    (735.5574)     973.2842     71.24      69,334
March 1, 1992      2,122.9736  (1,387.6491)     735.3245     70.87      52,115
April 1, 1992        584.4999    (363.5997)     220.9002     71.26      15,741
May 1, 1992          918.3502    (188.3795)     729.9707     70.62      51,548
June 1, 1992       1,678.3638    (457.5539)   1,220.8099     71.09      86,783
July 1, 1992       2,002.6730    (306.3825)   1,696.2905     70.64     119,823
August 1, 1992     1,132.8673    (491.0528)     641.8145     70.82      45,452
September 1, 1992  1,820.2180    (654.2110)   1,166.0070     70.90      82,672
October 1, 1992    1,979.2928  (1,253.8675)     725.4253     71.17      51,627
November 1, 1992     543.6780    (256.7382)     286.9398     71.01      20,376
December 1, 1992   1,179.6235    (443.8094)     735.8141     70.74      52,052
January 1, 1993    2,314.5105    (620.6037)   1,693.9068     70.68     119,725
February 1, 1993     466.9657     (26.7688)     440.1969     71.06      31,280
March 1, 1993      2,393.2721    (448.6933)   1,944.5788     70.75     137,588
April 1, 1993        679.3648    (258.6136)     420.7512     70.65      29,724
May 1, 1993          243.4826     (32.4874)     210.9952     70.67      14,911
July 1, 1993         157.6181     (69.9852)      87.6329     71.51       6,266
August 1, 1993       328.7689    (113.4646)     215.3043     71.21      15,332
September 1, 1993    392.3815    (273.9149)     118.4666     73.00       8,648
October 1, 1993      246.6610        -          246.6610     70.72      17,444
February 1, 1994   1,550.2812        -        1,550.2812     70.79     109,742
March 1, 1994        693.0397    (191.8743)     501.1654     70.79      35,477
April 1, 1994         74.1121        -           74.1121     70.80       5,247
                  -----------  -----------   -----------    ------   ---------

     Total        40,552.2246 (17,872.8102)  22,679.4144    $70.88   1,607,410
                  ===========  ===========   ===========    ======   =========



See accompanying notes to financial statements.

                        CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1996 and 1995



(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     Organization
     ------------

     Ceres Fund, L.P. (the Partnership) is a Tennessee limited partnership organized on September 19, 1990 to engage in the speculative trading of commodities futures contracts and other commodity interests. Randell Commodity Corporation (Randell) and RanDelta Capital Partners, L.P. (RanDelta) are the general partners. Randell serves as the managing general partner and RanDelta serves as the financial general partner. Randell acts as commodity trading advisor with respect to the Partnership.

     The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit ($100 net of commission). During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold.

     Income and expenses of the Partnership (excluding the Management Allocation and Incentive Allocation) are allocated pro rata among the partners based on their respective capital accounts as of the beginning of the month in which the items of income and expense accrue, except that limited partners have no liability for partnership obligations in excess of his or her capital account, including earnings. The Management Allocation and Incentive Allocation are allocated to the Limited Partners only in accordance with the terms of the Limited Partnership Agreement.

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

     Equity in Commodity Futures Trading Account
     -------------------------------------------

     U.S. government obligations represent investments in U.S. Treasury Bills with a maturity of 90 days or less and are carried at fair market value and any unrealized gains and losses are reflected in income. Cash represents deposits at brokers and funds temporarily held in interest bearing accounts.

     Futures Contracts and Options Contracts
     ---------------------------------------

     Futures contracts are required to be made on a commodity exchange and call for the future delivery of various agricultural and nonagricultural commodities, currencies or financial instruments at a specified time and place. These contractual obligations, depending on whether one is a buyer or a seller, may be satisfied either by taking or making physical delivery of an approved grade of the particular commodity (or, in the case of some contracts, by cash settlement) or by making an offsetting sale or purchase of an equivalent commodity futures contract on the same (or a linked) exchange prior to the designated date of delivery. In market terminology, a trader who purchases a futures contract is "long" in the futures market, and a trader who sells a futures contract is "short" in the futures market.
     Outstanding futures contracts (those that have not been closed out by an offsetting purchase or sale or by delivery) are known as "open trades" or "open positions."

     Among the agricultural commodities for which there are futures contracts are corn, oats, wheat, soybeans, soybean oil, soybean meal, live cattle, live hogs, pork bellies, coffee, sugar, cocoa and cotton. Nonagricultural commodities for which there are futures contracts include copper, silver, gold, platinum, lumber, currency, Treasury bonds and bills, mortgage-backed securities, Eurodollar deposits, certain petroleum products and stock, inflation and interest rate related indices.

     An option on a futures contract gives the purchaser of the option the right (but not the obligation) to take a position at a specified price (the "striking", "strike" or "exercise" price) in the underlying futures contract. Options have limited life spans, usually tied to the delivery or settlement date of the underlying futures contract. Some options, however, expire significantly in advance of such date. The value of an option at any given point in time is a function of market volatility and the price level of the underlying futures contract.

     Open futures contracts are valued at the settlement price on the date of valuation as determined by the exchange on which the contract was traded. Changes in the market value of open futures contracts, entered into for speculative investing, are recorded as unrealized gains or losses in the accompanying statement of operations. Realized gains and losses (excluding commissions and other exchange related fees) are recognized when such contracts are closed.

     Income Taxes
     ------------

     No provision for income taxes has been made in the accompanying financial statements since, as a partnership, income and losses for tax purposes are allocated to the partners for inclusion in their respective tax returns.

     Management Estimates
     --------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications
     -----------------

     Certain 1995 and 1994 amounts have been reclassified to conform to their 1996 presentation.

     Average Net Earnings (Loss) Per Unit
     ------------------------------------

     The average net earnings (loss) per unit as reported on the statement of operations was calculated as earnings (loss) allocated to the limited partners divided by average outstanding units during the year.

(2)  Management Agreement
     --------------------

     The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership pays a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the Adjusted Net Asset Value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. Such fees were as follows:


                              1996         1995        1994
                              ----         ----        ----

     Management fees        $151,969       85,331     76,157
     Incentive fees          384,117      108,815          -

(3)  Customer Agreement with Refco, Inc.
     -----------------------------------

     The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 1993, and through June 29, 1994, Refco charged the Partnership commissions on commodity trades at the rate of $45.50 per round-turn. This commission rate was renegotiated by the General Partner and effective July 1, 1994, commissions payable to Refco were reduced to $32.50 per round-turn. Total commissions charged to the Partnership by Refco in 1996, 1995 and 1994 were $541,907, $320,062 and $423,670, respectively.
     The Partnership earns interest on Treasury Bills held in its account, on interest-bearing accounts and on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate that approximated the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership in 1996, 1995 and 1994 was $187,206, $112,821 and $81,182, respectively.

(4)  Related Parties
     ---------------

     The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners and the Memphis branch of Refco, the Partnership's commodity broker.

(5)  Distribution to Limited Partners
     --------------------------------

     On January 16, 1997, the General Partner declared a distribution to the limited partners equal to the difference between the December 31, 1996 net asset value per unit and $210 per unit. This distribution, totaling $244,228 in cash and 1,861.94 in units, resulted in each unit holder having a net asset value of $210 per unit on January 1, 1997.

     On January 15, 1996, the General Partner declared a distribution to the limited partners equal to the difference between the December 31, 1995 net asset value per unit and $125 per unit. This distribution, totaling $288,507 resulted in each unit holder having a net asset value of $125 per unit on January 1, 1996.

(6)  Off-Balance-Sheet Risk
     ----------------------

     In the normal course of business, the Partnership enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments include financial futures contracts and option contracts. Futures contracts provide for the delayed delivery of commodities, which the seller agrees to make delivery at a specified future date, at a specified price. Futures contracts and options on such contracts are held for trading and arbitrage purposes. The notional value of these contracts reflects the extent of involvement the Partnership has in particular types of contracts. Risk arises from movements in commodities' values. At December 31, 1996, the underlying notional value of open contract commitments were long $15,307,885 and short $(13,384,350).

     The Partnership trades in a variety of futures and options financial instruments, and all open positions are reported at fair value. Trading revenue, including realized and unrealized gains and losses, from financial futures contracts and options transactions for the year ended December 31, 1996 was $3,410,079. The average market value of open commodity financial instruments, and the year-end market value of open commodities are as follows:

                               Average market    Market value
                               value of open       of open
                                 positions       positions at
                                during 1996    December 31, 1996
                               --------------  -----------------

     Assets (Long Positions)      $60,818          (20,695)
     Liabilities (Short
       Positions)                  18,078          206,727

(7)  Fair Value of Financial Instruments
     -----------------------------------

     Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial condition, for which it is practicable to estimate fair value. If estimating fair value is not practicable, this Statement requires disclosures of descriptive information pertinent to estimating the value of a financial instrument. At December 31, 1996, substantially all of the Partnership's financial instruments, as defined in the Statement, are carried at fair value.

                                                  Schedule 1

                        CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                     Schedule of Investments

                        December 31, 1996


                                       Par or
                                      number of     Fair
           Description                contracts     value
           -----------                ---------     -----

United States Treasury Bill due
  01/30/97                            3,000,000   $2,987,780
United States Treasury Bill due
  02/13/97                               90,000       89,470
                                                   ---------

                                                   3,077,250
                                                   ---------

Net cash balances from futures
  trading                                          1,514,594
                                                   ---------
Open options contracts in futures
  trading accounts:
    March 7 Wheat                          (200)      (4,975)
    March 7 Kans Wheat                      500      (59,875)
    July 7 Kans Wheat                      (300)      (9,000)
    February 7 Live Cattle                  105       51,090
    October 7 Live Cattle                   (65)     (11,910)
    May 7 Feeder Cattle                      61       35,350
    March 7 Soybeans                        550      (84,000)
    March 7 Soybean Oil                      40       (2,160)
    May 7 Soybean Oil                       (40)      77,280
    May 7 Corn                           (1,000)     207,875
    July 7 Corn                            (400)      23,000
    May 7 Cotton                           (120)     (64,600)
    December 7 Cotton                        80       28,200
    March 7 Cocoa                            10        1,050
    May 7 Cocoa                              10          900
    March 7 Sugar                           (10)      (7,280)
    March 7 D Mark                           10        8,750
    March 7 S Franc                         (10)      (3,663)
                                                   ---------

                                                     186,032
                                                   ---------
     Total equity in futures
       trading accounts                            1,700,625
                                                   ---------

     Total investments                            $4,777,876
                                                   =========

                           AFFIRMATION



STATE OF TENNESSEE  )
                    )
CITY OF MEMPHIS     )


I, FRANK L. WATSON, JR. being duly sworn, deposes and says:

     1. I am President of Randell Commodity Corporation, the commodity pool operator and the managing general partner of Ceres
Fund, L.P., as named in the attached Annual Report and am duly authorized to execute this Affirmation.

     2. To the best of my knowledge and belief, the information contained in the attached Annual Report is accurate and complete.


  /s/ Frank L. Watson, Jr.
---------------------------------
Frank L. Watson, Jr., President
Randell Commodity Corporation



     SWORN TO AND SUBSCRIBED before me this ______ day of March,
1997.


                                   ------------------------------
                                   NOTARY PUBLIC


--------------------------