Form 10-Q
period 1997-03-31
CERES FUND LP
filed 1997-05-15
CIK 869711

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997.

                               OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

             Commission file number:      033-37802

                        CERES FUND, L.P.
              _____________________________________



(State of incorporation) - Tennessee
(I.R.S. Employer Identification No.) - 62-1444129



       889 Ridge Lake Blvd., Memphis, Tennessee 38120
                        (901)543-8076
            _________________________________________
 (Registrant's address and telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )     No  (  )









Commission File No. 033-37802

                         CERES FUND, L.P.

                PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

The accompanying interim consolidated financial statements are unaudited, but include all adjustments which management considers necessary for the fair presentation of results at March 31, 1997.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited consolidated financial statements at and for the period ended December 31, 1996.

The results reflected for the three month period ended March 31, 1997 and the period ended December 31, 1996, are not necessarily indicative of the results for the entire fiscal year which will end December 31, 1997.









                          CERES FUND, L.P.
                  (A Tennessee Limited Partnership)

                 Statement of Financial Condition

                          March 31, 1997


                                  Assets           Assets
                             March 31, 1997   December 31, 1996
                             --------------   -----------------

Cash                          $    286,017        $  108,554
U. S. Treasury obligations at
  cost plus accrued interest     4,559,734         3,077,250
Equity in
  commodity trading account:
     Cash                        1,827,568         1,514,594
Unrealized gain <loss>
        open futures contracts   < 452,910>          186,032
     Market Value of open option
        contracts                < 499,100>              0
Other assets                         8,813             8,657
                                __________        __________
                              $  5,730,122       $ 4,895,087
                              ============       ===========


                 Liabilities and Partners' Capital

Liabilities:
   Accrued management fees    $     17,064        $   10,033
   Accrued incentive fees              0              32,849
   Other accrued expenses           58,856            36,006
   Amounts received for
      future subscriptions         208,973             6,538
   Redemptions payable             129,529            32,572
                                __________         _________
                                   414,422           117,998
                                __________         _________

Partners' capital:
   General partners                370,385           374,741
   Limited partners              4,945,315         4,402,348
                                __________         _________
      Total partners' capital    5,315,700         4,777,089
                                __________         _________

                              $  5,730,122       $ 4,895,087
                              ============       ===========

See accompanying notes to financial statements.








                          CERES FUND, L.P.
                 (A Tennessee Limited Partnership)

                         Statement of Income
                For the period from January 1, 1997
                        through March 31, 1997



Income

     Net gains <loss> on trading of commodity
     futures and option contracts:
          Realized gain <loss> on closed positions     $ 783,692
          Change in unrealized gain <loss> on
            open positions                             < 687,918>
     Interest                                             59,498
                                                       _________

                 Income <Loss> From Operations         $ 155,272
                                                       _________

Expenses
     Brokerage commissions, exchange, clearing fees
       and NFA charges                                   197,418
     Management fee allocations                           46,918
     Professional and administrative expenses             25,377
                                                       _________
                                                         269,713
                                                       _________

     Net Income <Loss>                                 $<114,441>
                                                       =========

Aggregate Income <Loss> Allocated to General Partners  $<  4,356>

Aggregate Income <Loss> Allocated to Limited Partners  $<110,085>

Net Income <Loss> per Limited Partnership Unit
     (Average)                                         $<   4.58>


See accompanying notes to financial statements.









                          CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                        Statement of Income
               For the period from January 1, 1996
                      through March 31, 1996



Income

   Net gains <loss> on trading of commodity futures and option contracts:

   Realized gain <loss> on closed positions            $ 434,900
   Change in unrealized gain <loss>
     on open positions                                 <  90,711>
   Interest                                               32,630
                                                       _________
                 Income <Loss> From Operations           376,819
                                                       _________

Expenses

   Brokerage commissions, exchange, clearing fees
     and NFA charges                                      90,536
   Management fee allocations                             26,634
   Incentive fee allocations                              34,297
   Professional and administrative expenses               14,215
                                                       _________

                                                         165,682
                                                       _________

                  Net Income <Loss>                    $ 211,137
                                                       =========

Aggregate Income <Loss> Allocated to General Partners  $  16,788

Aggregate Income <Loss> Allocated to Limited Partners  $ 194,349

Net Income <Loss> per Limited Partnership
     Unit (Average)                                    $   10.63


See accompanying notes to financial statements.









                          CERES FUND, L.P.
                  (A Tennessee Limited Partnership)

                       Statement of Cash Flows


Cash flows from operating activities:

                                                 YEAR TO DATE
                                              Three Months Ended
                                                March 31, 1997
                                              ------------------

Net Income <Loss>                                  $ < 114,441>
Adjustments to reconcile net gain
  <loss> to net cash provided by
  operating activities:

    Net unrealized gain <loss> on open contracts     < 687,918>

(Increase) decrease in operating assets:

    U. S. Treasury obligation                       <1,482,484>
    Investments in commodities fund                 <  312,974>
    Unrealized gain <loss> on open futures and
      options contracts                              1,326,860
    Market Value of open option contracts              499,100
    Other Assets                                    <      156>

Increase (decrease) in operating liabilities:

    Accrued management fees                              7,031
    Accrued incentive fees                          <   32,849>
    Other accrued expenses                              22,850
    Amounts received for future subscriptions          202,435
    Redemptions payable                                 96,957

        Total Adjustments                           <  361,148>

Net Cash from <used in> operating activities        <  475,589>

Cash Flows from <used in> Financing Activities:

    Net proceeds from sale of
        limited partnership units                    1,026,809
    Redemption of limited partnership units         <  129,529>
    Distribution to limited partners                <  244,228>
    Contributions received from general partners           --

Net increase <decrease> in cash                        177,463

Cash at the beginning of the year                      108,554

Cash at the end of the quarter                         286,017








                          CERES FUND, L.P.
                  (A Tennessee Limited Partnership)

                       Statement of Cash Flows


Cash flows from operating activities:

                                                 YEAR TO DATE
                                              Three Months Ended
                                                March 31, 1996
                                              ------------------

Net Income <Loss>                                  $   211,137
Adjustments to reconcile net gain
  <loss> to net cash provided by
  operating activities:

    Net unrealized gain <loss> on open contracts     <  90,711>

(Increase) decrease in operating assets:

    U. S. Treasury obligation                       <  100,060>
    Investments in commodities fund                    243,814
    Unrealized gain <loss> on open futures and
      options contracts                                225,682
    Market Value of open option contracts           <   55,535>
    Other Assets                                         1,527

Increase (decrease) in operating liabilities:

    Accrued management fees                         <      797>
    Accrued incentive fees                          <   63,663>
    Other accrued expenses                          <    8,984>
    Amounts received for future subscriptions             --
    Redemptions payable                                191,011

        Total Adjustments                              342,284

Net Cash from <used in> operating activities           553,421

Cash Flows from <used in> Financing Activities:

    Net proceeds from sale of limited partnership         --
      units
    Redemption of limited partnership units          < 274,937>
    Distribution to limited partners                 < 288,507>
    Contributions received from general partners          --

Net increase <decrease> in cash                      <  10,023>

Cash at the beginning of the year                       15,538

Cash at the end of the quarter                           5,515








                         CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                  Notes to Financial Statements

                         March 31, 1997


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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit ($100 net of commission.) During the initial offering period, 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At March 31, 1997, a total of 48,838.1504 units have been sold, 1,861.9400 have been distributed in lieu of a cash distribution, and 26,640.6487 units have been redeemed, leaving an outstanding balance at March 31, 1997, of 24,059.4417 units.

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

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the three months ended March 31, 1997, management fees totalled $46,918 and incentive fees totalled $0.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 1997, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during this three month period were $187,623. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this three month period amounted to $59,498.

(4)  Related Parties

The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners, the Memphis branch of Refco and the Partnership's commodity broker.

(5)  Distribution to Limited Partners.

On January 16, 1997, the General Partner declared a distribution to the limited partners equal to the difference between the December 31, 1996, net asset value per unit and $210 per unit. This distribution, totaling $244,228 in cash and 1,861.94 in units, resulted in each unit holder having a net asset value of $210 per unit on January 1, 1997.

On January 15, 1996, the General Partner declared a distribution to the limited partners equal to the difference between the December
31, 1995, net asset value per unit and $125 per unit. This distribution, totaling $288,507 resulted in each unit holder having a net asset value of $125 per unit on January 1, 1996.









Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                        CERES FUND, L.P.
               (A Tennessee Limited Partnership)

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             for the Quarter Ended March 31, 1997.

RESULTS OF OPERATIONS

               Three Months Ending March 31, 1997

     Trading and a cash distribution as well as issuance of units in lieu of a cash distribution in January 1997 resulted in a decrease in net asset value of approximately 13.1% resulting in net increase (including fees and expenses) of $72,641 principally in grains.

     Trading in February 1997 resulted in a decrease in net asset value of approximately 2.6% resulting in net losses (including fees and expenses) of $131,991, principally in grains.

     Trading in March 1997 resulted in a decrease in net asset value of approximately .1% resulting in net losses (including fees and expenses) of $55,091 principally in grains.

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

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 1997 through March 31, 1997, 4,895.7127 additional Units were sold, 1,861.9400 Units were issued in lieu of a cash distribution, and 636.8479 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C. These securities were registered under the Securities Act of 1933.

D.   (1)  Units of Limited Partnership interest outstanding at

               January 31, 1997 - 20,509.3503.

     (2)  Units of Limited Partnership interest outstanding at

               February 28, 1997 - 22,065.3020.

     (3)  Units of Limited Partnership interest outstanding at

               March 31, 1997 - 24,059.4417.

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates                 Units             Amount
          -----                 -----             ------
          January 1, 1997         708.7734       $ 148,842

          February 1, 1997      1,555.9517         331,731

          March 1, 1997         2,630.9876         546,236

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

             Dates              Units               Amount
             -----              -----               ------
        March 31, 1997        636.8479             $129,529

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

     Date:  May 15, 1997


CERES FUND, L.P.
By:  Randell Commodity Corporation
Managing General Partner


By:  /s/ Frank L. Watson, Jr.
   ---------------------------
   Frank L. Watson, Jr.
   Chairman