Form 10-Q
period 1997-06-30
CERES FUND LP
filed 1997-08-11
CIK 869711

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark One)

        [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997.

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

Yes ( X )     No  (  )

                         CERES FUND, L.P.

                PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

The accompanying interim consolidated financial statements are unaudited, but include all adjustments which management considers necessary for the fair presentation of results at June 30, 1997.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited consolidated financial statements at and for the period ended December 31, 1996.

The results reflected for the six month period ended June 30, 1997 and the period ended December 31, 1996, are not necessarily indicative of the results for the entire fiscal year which will end December 31, 1997.

                          CERES FUND, L.P.
                  (A Tennessee Limited Partnership)

                 Statement of Financial Condition

                          June 30, 1997


                                  Assets          Assets
                             June 30, 1997   December 31, 1996

Cash                          $    151,001        $  108,554
U. S. Treasury obligations at
  cost plus accrued interest     6,062,520         3,077,250
Equity in
  commodity trading account:
     Cash                          652,529         1,514,594
     Unrealized gain <loss> of
        open futures contracts    <604,068>          186,032
     Market Value of open option
        contracts                 <482,050>              -0-
Other assets                         3,551             8,657
                                __________        __________
                              $  5,783,483       $ 4,895,087
                              ============       ===========


                 Liabilities and Partners' Capital

Liabilities:
   Accrued management fees    $     18,052        $   10,033
   Accrued incentive fees              -0-            32,849
   Other accrued expenses           63,471            36,006
   Amounts received for
     future subscriptions            7,100             6,538
   Redemptions payable              72,731            32,572
                                __________         _________
                                   161,354           117,998
                                __________         _________

Partners' capital:
   General partners                324,381           374,741
   Limited partners              5,297,748         4,402,348
                                __________         _________
      Total partners' capital    5,622,129         4,777,089
                                __________         _________

                              $  5,783,483       $ 4,895,087
                              ============       ===========

See accompanying notes to financial statements.


                          CERES FUND, L.P.
                 (A Tennessee Limited Partnership)

                         Statement of Income
                For the period from January 1, 1997
                        through June 30, 1997


Income

     Net gains <losses> on trading of commodity
     futures and option contracts:
     Realized gain <losses> on closed positions       $  352,471
     Change in unrealized gain <losses> on
       open positions                                  < 782,424>
     Interest                                            136,624
                                                       __________

           Income <Loss> From Operations              $< 293,329>
                                                      __________

Expenses
     Brokerage commissions, exchange, clearing fees
       and NFA charges                                   536,440
     Management fee allocations                          104,363
     Professional and administrative expenses             52,403

                                                       _________
                                                         693,206
                                                       _________

           Net Income <Loss>                           $<986,535>
                                                       =========

Aggregate Income <Loss> Allocated to General Partners $<  50,360>

Aggregate Income <Loss> Allocated to Limited Partners $< 936,175>

Net Income <Loss> per Limited Partnership Unit
    (Average)                                         $<39.28>(a)

(a)  Aggregate Income <Loss> Allocated to Limited Partners of
$<936,175> divided by Average Units Outstanding between December
31, 1996 and June 30, 1997 (23,830.6668 Units).

See accompanying notes to financial statements.



                          CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                        Statement of Income
               For the period from January 1, 1996
                      through June 30, 1996


Income

   Net gains <loss> on trading of commodity futures and option contracts:

   Realized gain <loss> on closed positions           $2,294,187
   Change in unrealized gain <loss>
     on open positions                                     1,970
   Interest                                               79,548
                                                       _________

       Income <Loss> From Operations                  $2,375,705
                                                       _________

Expenses

   Brokerage commissions, exchange, clearing fees
     and NFA charges                                     251,388
   Management fee allocations                             66,264
   Incentive fee allocations                             277,618
   Professional and administrative expenses               35,544
                                                        ________

                                                         630,814
                                                        ________

       Net Income <Loss>                              $1,744,891
                                                      ==========

Aggregate Income <Loss> Allocated to General Partners $  142,712

Aggregate Income <Loss> Allocated to Limited Partners $1,602,179

Net Income <Loss> per Limited Partnership Unit        $ 83.66 (a)
  (Average)


(a)  Aggregate Income <Loss> Allocated to Limited Partners of
$1,602,179 divided by Average Units Outstanding between December
31, 1995 and June 30, 1996 (19,151.0823 Units).


See accompanying notes to financial statements.



                           CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                         Statement of Income
                For the period from April 1, 1997
                        through June 30, 1997


Income:

     Net gains <loss> on trading of commodity futures and option contracts:

          Realized gain <loss> on closed positions     $<431,221>
          Change in unrealized gain <loss> on
            open positions                              < 94,506>
     Interest                                             77,126
                                                       __________

          Income <Loss> From Operations                $<448,601>
                                                      __________

Expenses:
     Brokerage commissions, exchange, clearing fees
       and NFA charges                                   339,022
     Management fee allocations                           57,445
     Incentive fee allocations                               -0-
     Professional and administrative expenses             27,026
                                                       _________
                                                         423,493
                                                       _________

     Net Income <Loss>                                 $<872,094>
                                                       =========

Aggregate Income <Loss> Allocated to General Partners  $< 46,004>

Aggregate Income <Loss> Allocated to Limited Partners  $<826,090>

Net Income <Loss> per Limited Partnership Unit
  (Average)                                           $<30.72>(a)


(a)  Aggregate Income <Loss> Allocated to Limited Partners of
$<826,090> divided by Average Units Outstanding between March 31,
1997 and June 30, 1997 (26,891.0692 Units).


See accompanying notes to financial statements.
                        CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                       Statement of Income
                For the period from April 1, 1996
                       through June 30, 1996


Income

     Net gains <loss> on trading of commodity futures and option contracts:

          Realized gain <loss> on closed positions     $1,859,287
          Change in unrealized gain <loss> on
             open positions                                92,681
      Interest                                             46,918
                                                       __________


           Income <Loss> From Operations               $1,998,886
                                                       __________

Expenses

    Brokerage commissions, exchange, clearing fees
      and NFA charges                                     160,852
    Management fee allocations                             39,630
    Incentive fee allocations                             243,321
    Professional and administrative expenses               21,329
                                                       __________

                                                       $  465,132
                                                       __________

               Net Income <Loss>                       $1,533,754
                                                       ==========

Aggregate Income <Loss> Allocated to General Partners  $  125,924

Aggregate Income <Loss> Allocated to Limited Partners  $1,407,830

Net Income <Loss> per Limited Partnership Unit
   (Average)                                           $ 77.68(a)



(a)  Aggregate Income <Loss> Allocated to Limited Partners of
$1,407,830 divided by Average Units Outstanding between March 31,
1996 and June 30, 1996 (18,122.6574 Units).


See accompanying notes to financial statements.




                            CERES FUND, L.P.
                  (A Tennessee Limited Partnership)

                       Statement of Cash Flows

                                           YEAR TO DATE
                                Six Months Ended June 30, 1996
Cash flows from operating activities:

Net Income <Loss>                                 $  1,744,891

Adjustments to reconcile net income
    <loss> to net cash provided by
    operating activities:

    Net unrealized gain <loss> on open contracts         1,970

(Increase) decrease in operating assets:

    U. S. Treasury obligation                         (100,024)
    Investments in commodities fund                 (1,255,067)
    Unrealized gain <loss> on open futures and
      options contracts                                 19,571
    Market Value of open option contracts              104,340
    Other Assets                                        (4,050)

Increase (decrease) in operating liabilities:

    Accrued management fees                              3,751
    Accrued incentive fees                             145,361
    Other accrued expenses                               7,299
    Amounts received for future subscriptions             --
    Redemptions payable                                (15,443)

        Total Adjustments                           (1,092,292)

Net Cash from <used in> operating activities           652,599

Cash Flows from <used in> Financing Activities:

    Net proceeds from sale of limited partnership units   --
    Redemption of limited partnership units           (343,420)
    Distribution to limited partners                  (288,507)
    Contributions received from general partners          --

Net increase <decrease> in cash                         20,672

Cash at the beginning of the year                       15,538

Cash at the end of the quarter                          36,210

                         CERES FUND, L.P.
               (A Tennessee Limited Partnership)

                     Statement of Cash Flows

                                           YEAR TO DATE
                                   Six Months Ended June 30, 1997
Cash flows from operating activities:

Net Income <Loss>                                   $<  986,535>

Adjustments to reconcile net Income <Loss> to net cash provided by operating activities:

   Net unrealized gain <loss> on open contracts      <  782,424>

(Increase) decrease in operating assets:

   U. S. Treasury obligation                         <2,985,270>
   Investments in commodities fund                      862,065
   Unrealized gain <loss> on open futures and
     options contracts                                1,572,524
   Market Value of open option contracts                482,050
   Other Assets                                           5,106

Increase (decrease) in operating liabilities:

   Accrued management fees                                8,019
   Accrued incentive fees                            <   32,849>
   Other accrued expenses                                27,465
   Amounts received for future subscriptions                562
   Redemptions payable                                   40,159

      Total Adjustments                              <  802,593>

Net Cash from <used in> in operating activities      <1,789,128>

Cash Flows from <used in> Financing Activities:

  Net proceeds from sale of limited partnership units 2,278,063
  Redemption of limited partnership units            <  202,260>
  Distribution to limited partners                   <  244,228>
  Contributions received from general partners          --

Net increase <decrease> in cash                          42,447

Cash at the beginning of the year                       108,554

Cash at the end of the quarter                          151,001

                         CERES FUND, L.P.
                (A Tennessee Limited Partnership)

                  Notes to Financial Statements

                         June 30,1997


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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. ($100 net of commission.) During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At June 30, 1997, a total of 54,912.4320 units have been sold, 1,861.9400 units have been distributed in lieu of a cash distribution, and 27,051.6754 units have been redeemed, leaving an outstanding balance at June 30, 1997, of 29,722.6966 units.

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

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the six months ended June 30, 1997, management fees totalled $104,363 and incentive fees totalled $0.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 1996, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during this six month period were $507,830. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this six month period amounted to $136,624.

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

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS for the Quarter Ended June 30, 1997.

RESULTS OF OPERATIONS

               Six Months Ending June 30, 1997.

     Trading in April 1997 resulted in a decrease in net asset value of approximately 1.0% resulting in net losses (including fees and expenses) of $59,195 principally in grains.

     Trading in May 1997 resulted in an increase in net asset value of approximately 3.8% resulting in net gains (including fees and expenses) of $237,907, principally in grains.

     Trading in June 1997 resulted in a decrease in net asset value of approximately 15.6% resulting in net losses (including fees and expenses) of $1,050,806 principally in grains.

CAPITAL RESOURCES

     The Partnership does not intend to raise any additional capital through borrowing, but will continue to sell Units at the average net asset value of Units as of the end of each calendar month. Due to the nature of the Partnership's business, it will make no significant capital expenditures, and substantially all its assets are and will be represented by cash, United States Treasury bills, securities purchased under agreement to resell and commodity futures investments. Inflation is not a significant factor in the Partnership's profitability.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 1997 through June 30, 1997, 10,969.9943 additional Units were sold and 1,861.9400 Units were issued in lieu of a cash distribution, and 1,047.8746 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C. These securities were registered under the Securities Act of 1933.

D.   (1) Units of Limited Partnership interest outstanding at

               April 30, 1997 - 27,763.8911.

     (2)  Units of Limited Partnership interest outstanding at

               May 31, 1997 - 29,145.5299.

     (3)  Units of Limited Partnership interest outstanding at

               June 30, 1997 - 29,722.6966.




E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates             Units             Amount
          April 1, 1997     3,704.4494        761,434
          May 1, 1997       1,381.6388        281,166
          June 1, 1997        988.1934        208,654

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

             Dates                   Units               Amount
        June 30, 1997               411.0267           $ 72,731

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

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits:

            Exhibit 27 - Financial Data Schedule (EDGAR Filing
                         Only)

         Reports on Form 8-K:

            None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

     Date:  August 11, 1997


CERES FUND, L.P.
By:  Randell Commodity Corporation
Managing General Partner



By:  /s/Frank L. Watson, Jr.
     ______________________
     Frank L. Watson, Jr.
     Chairman