Form 10-Q
period 1997-09-30
CERES FUND LP
filed 1997-11-14
CIK 869711

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September
                                   30, 1997.

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 033-37802

                                CERES FUND, L.P.
                      -------------------------------------



                      (State of incorporation) - Tennessee
                (I.R.S. Employer Identification No.) - 62-1444129

                 889 Ridge Lake Blvd., Memphis, Tennessee 38120
                                  (901)543-8076
                    -----------------------------------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )     No  (  )

Commission File No. 033-37802

                                CERES FUND, L.P.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The accompanying interim consolidated financial statements are unaudited, but include all adjustments which management considers necessary for the fair presentation of results at September 30, 1997.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited consolidated financial statements at and for the period ended December 31, 1996.

The results reflected for the nine month period ended September 30,1997, and the period ended December 31, 1996, are not necessarily indicative of the results for the entire fiscal year which will end December 31, 1997.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                        Statements of Financial Condition

                    September 30, 1997 and December 31, 1996
                                   (UNAUDITED)

                                            Assets                                   Assets
                                            September 30, 1997                       December 31, 1996

Cash                                        $     378,928                            $    108,554
U. S. Treasury obligations at
  cost plus accrued interest                    6,160,288                               3,077,250
Equity in commodity trading account:
     Cash                                         268,118                               1,514,594
     Unrealized gain (loss) of
        open futures contracts                  (  81,927)                                186,032
     Market Value of open option
        contracts                               (  320,375)                                 -0-
Other assets                                         3,944                                  8,657
                                                 ------------                            ------------
                                               $  6,408,976                           $ 4,895,087
                                                 ============                            ===========


                        Liabilities and Partners' Capital

Liabilities:
   Accrued management fees                             $     19,744                     $   10,033
   Accrued incentive fees                                     1,429                         32,849
   Other accrued expenses                                     57,439                        36,006
   Payments received for
         future subscriptions                                 110,000                        6,538
   Redemptions payable                                        16,369                        32,572
                                                             ----------                    ---------
                                                              204,981                      117,998
                                                              ----------                   ---------
Partners' capital:
   General partners                                             345,641                     374,741
   Limited partners                                           5,858,354                   4,402,348
                                                              ----------                  ---------
         Total partners' capital                              6,203,995                   4,777,089
                                                              ----------                  ---------

                                                            $  6,408,976                 $ 4,895,087


                                                               =========                   =========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                             Statement of Operations

                                                               Nine Months Ended                   Three Months Ended
                                                                   September 30,                       September 30,
                                                           1997               1996               1997               1996
                                                      ---------------       ------------       ------------      ----------
Income

     Net gains (losses) on trading of commodity
     futures and option contracts:
     Realized gain (losses) on closed
       positions                                  $      435,129       $   3,237,643        $    82,658          $  943,456
     Change in unrealized gain (losses) on
       open positions                                   (391,934)           (275,045)           390,490           ( 277,015)
     Interest                                            214,686             131,997             78,062              52,449

           Income (Loss) From Operations           $     257,881          $3,094,595       $   551,210           $  718,890

Expenses
     Brokerage commissions, exchange,
      clearing fees  and NFA charges                     690,085             371,587            153,645             120,199
     Management fee allocations                          162,207             107,938             57,844              41,674
     Incentive fee allocations                             1,429             351,268              1,429              73,650
     Professional and administrative
       expenses                                           70,403              58,119             18,000              22,575

                                                        924,124              888,912            230,918             258,098

           Net Income (Loss)                         $ ( 666,243)           $2,205,683       $  320,292         $   460,792

Aggregate Income (Loss)
   Allocated to General Partners                    $ (   29,100)         $  186,150         $   21,260         $    43,438

Aggregate Income (Loss)
   Allocated to Limited Partners                    $ ( 637,143)           $  2,019,533      $   299,032         $   417,354

Net Income (Loss) per Limited
   Partnership Unit (Average)                       $ (   25.95)           $   106.24         $     9.82        $     23.42


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                             Statement of Cash Flows

                                                                       Nine Months Ended September 30,
                                                                          1997                 1996
Cash flows from operating activities:

Net Income (Loss)                                                    $    (666,243)         $ 2,205,683

Adjustments to reconcile net Income (Loss) to net cash provided by operating activities:

   Net unrealized gain (loss) on open contracts                           (391,934)            (275,045)

(Increase) decrease in operating assets:

   U. S. Treasury obligation                                            (3,083,038)            (100,151)
   Investments in commodities fund                                       1,246,476           (1,565,681)
   Unrealized gain (loss) on open futures and
     options contracts                                                     659,893              557,726
   Market Value of open option contracts                                   320,375              (85,035)
   Other Assets                                                              4,713               (4,765)

Increase (decrease) in operating liabilities:

   Accrued management fees                                                   9,711                4,350
   Accrued incentive fees                                                  (31,420)             (24,310)
   Other accrued expenses                                                   21,433                7,345
   Amounts received for future subscriptions                               103,462                   --
   Redemptions payable                                                     (16,203)             (17,796)

      Total Adjustments                                                 (1,156,532)          (1,503,362)

Net Cash from (used in) in operating activities                         (1,822,775)             702,321

Cash Flows from (used in) Financing Activities:

  Net proceeds from sale of limited partnership units                    2,556,006                   --
  Redemption of limited partnership units                                 (218,629)            (409,550)
  Distribution to limited partners                                        (244,228)            (288,507)
  Contributions received from general partners                              --                       --

Net increase (decrease) in cash                                            270,374                4,264

Cash at the beginning of the year                                         108,554                15,538

Cash at the end of the quarter                                             378,928               19,802


                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1997


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

The  Partnership  solicited  subscriptions  for a maximum  of  100,000  units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At September 30, 1997, a total of 56,441.2849 units have been sold, 1,861.9400 units have been distributed in lieu of a cash distribution, and 27,139.0448 units have been redeemed, leaving an outstanding balance at September 30, 1997, of 31,164.1801 units.

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

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the nine months ended September 30, 1997, management fees totalled $162,207 and incentive fees totalled $1,429.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 1997, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during this nine month period were $654,259. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this nine month period amounted to $214,686.

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

On January 15, 1996, the General Partner declared a distribution ot the limited partners equal to the difference between the December 31, 1995, net asset value per unit and $125 per unit. This distribution, totaling $288,507 resulted in each unit holder having a net asset value of $125 per unit on January 1, 1996.

(6) Calculation of Net Income (Loss) per Limited Partnership Unit

The Net Income (Loss) per Limited Partnership Unit for the period from January 1, 1997 through September 30, 1997 of $(25.95) was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of $(637,143) by the Average Units outstanding between December 31, 1996 and September 30, 1997 (24,551.4085 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from January 1, 1996 through September 30, 1996 of $ 106.24 was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of $2,019,533 by the Average Units outstanding between December 31, 1995 and September 30, 1996 (19,009.7461Units).

The Net Income (Loss) per Limited Partnership Unit for the period from July 1, 1997 through September 30, 1997 of $9.82 was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of $299,032 by the Average Units outstanding between June 30, 1997 and September 30, 1997 (30,443.4384 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from July 1, 1996 through September 30, 1996 of $23.42 was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of $417,354 by the Average Units outstanding between June 30, 1996 and September 30, 1996 (17,819.0565 Units).

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    for the Quarter Ended September 30, 1997.

RESULTS OF OPERATIONS

The Three and Nine Months Ended September 30, 1997, compared to the Three and Nine Months Ended September 30, 1996.

Trading results were less profitable during the three months ended September 30, 1997, as compared to the same period in 1996. The Partnership had income from trading activities of $551,210 for the three months ended September 30, 1997, as compared to income from trading activitiies of $718,890 for the three months ended September 30, 1996. The gains during this period are primarily attributable to gains in connection with the trading of grain contracts. As a result of such gains from trading activitiies, the Partnership had a net income of $320,292 for the three months ended September 30, 1997, compared to net income of $460,792 for the same period in 1996; and a net income per limited partnership Unit of $9.82 for the three months ended June 30, 1996, compared to net income per limited partnership Unit of $23.42 for the same period in 1996.

Trading results were also less profitable during the nine months ended September 30, 1997, as compared to the same period in 1996. The Partnership had income from trading activitiies of $257,881 for the nine months ended September 30, 1997, compared to income from trading activities of $3,094,575 for the nine months ended September 30, 1996. The gains during this period were primarily attributable to gains in connection with the trading of grain contracts. As a result of such gains from trading activities, the Partnership had a net loss of $666,243 for the nine months ended September 30, 1997, compared to net income of $2,205,683 for the same period in 1996; and a net loss per limited partnership Unit of $25.95 for the nine months ended September 30, 1997, compared to net income per limited partnership Unit of $106.24 for the same period in 1996.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 1997 through September 30, 1997, 12,498.8472 additional Units were sold,1.861.9400 Units were issued in lieu of a cash distribution, and 1,135.2440 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C. These securities were registered under the Securities Act of 1933.

D.   (1) Units of Limited Partnership interest outstanding at

               July 31, 1997 - 30,549.0774

       (2)  Units of Limited Partnership interest outstanding at

               August 31, 1997 - 31,042.5233

        (3) Units of Limited Partnership interest outstanding at

               September 30, 1997 - 31,164,1801

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates                      Units                 Amount

      July 1, 1997              826.3808                $ 147,293
      August 1, 1997            493.4459                $  92,188
      September 1, 1997         209.0262                $  38,462

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

             Dates                             Units                Amount

        September 30, 1997                      87.3694           $ 16,369

G. On May 9, 1994, transactions were consummated pursuant to which Delta International, Inc. terminated its services as trading advisor to the Fund and withdrew as the co-general partner of RanDelta Capital Partners, L.P., the financial general partner to the Fund effective March 31, 1994. These transactions were affected without any cost or expense to the Fund.

Item 6.  Exhibits and Reports on Form 8-K.

      None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

     Date:  November     , 1997


CERES FUND, L.P.
By:  Randell Commodity Corporation
Managing General Partner


By:  Frank L. Watson, Jr.

/s/ Frank L. Watson, Jr.
 ---------------------------
Frank L. Watson, Jr.
Chairman