Form 10-K
period 1997-12-31
CERES FUND LP
filed 1998-03-24
CIK 869711

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997


                         Commission file number 33-94050

                                CERES FUND, L. P.
                 (Name of small business issuer in its charter)

           TENNESSEE                                      62-1154702
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                        C/O RANDELL COMMODITY CORPORATION
                            889 RIDGE LAKE BOULEVARD
                            MEMPHIS, TENNESSEE 38120
              (Address of principal executive offices and Zip Code)

                  Registrant's telephone number (901) 766-4590


Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: NONE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
         The registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

         Incorporation by Reference: Registrant's Registration Statement effective March 9, 1991 and the Prospectus contained therein into Part IV, Item 14 (a)(3) and Supplement No. 1 dated October 1, 1992, thereto, post effective Amendment No. 1 dated April 26, 1991, effective April 30, 1991, post effective Amendment No. 2 dated November 12, 1991, effective November 15, 1992, post effective Amendment No. 3 dated March 31, 1992, effective April 7, 1992, Supplement No. 3 dated June 30, 1992, Supplement No. 4 dated November 30, 1992, post effective Amendment No. 4 dated April 30, 1993, effective May 19, 1993, post effective Amendment No. 5 dated October 16, 1996, effective October 31, 1996, and post effective Amendment dated August 25, 1997, effective September 2, 1997.


================================================================================

                                     PART I

ITEM 1.

(A) BUSINESS

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

         The initial offering to the public of 100,000 Units was closed on November 29, 1991, and trading began December 1, 1991. Following the commencement of trading, the Partnership continued the offering of Units, issuing Units and fractions thereof at the Average Net Asset Value as of the last business day of the month during which the purchaser's subscription was received. As of the close of the initial offering on November 29, 1991, 13,471.6805 Units had been sold. As of December 31, 1993, a total of 38,234.7916 Units had been sold of which a total of 24,122.7011 were outstanding. As of December 31, 1994, a total of 40,552.2246 Units had been sold of which a total of 22,679.4144 were outstanding. As of December 31, 1995, a total of 43,256.2273 Units had been sold of which a total of 20,341.7718 were outstanding. As of December 31, 1996, a total of 20,736.5005 had been sold of which a total of 17,938.6369 were outstanding. As of December 31, 1997, a total of 57,203.0471 units had been sold of which a total of 31,797.3173 were outstanding. The Prospectus is regularly updated and Units continue to be offered to the public.

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

         During 1993, and through June 1994, under the terms of the Customer Agreement, the Partnership paid commodity brokerage commissions to Refco on a round-turn basis in an amount equal to the lesser of 80% of Refco's published rates for non-member speculative accounts or $45.50. This commission rate was renegotiated by the General Partner and effective July 1, 1994, commissions payable to Refco were reduced to $32.50 per round-turn. The Partnership's current rate is $32.50. A round-turn is the opening and closing of a commodity futures position consisting of one contract. Effective June 1, 1997, 1/2 of the round-turn commission is charged on the opening of a position and 1/2 is charged on the close. The Partnership assets earn interest from Refco on 100% of the average daily equity maintained in cash in the Partnership's trading account at a rate equal to 80% of the average yield on thirteen week U.S. Treasury Bills issued during each month.

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

(E)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following is a summary of the total assets of the Partnership as of December 31, 1997, 1996, 1995, 1994, 1993, and the results of operations for each of the years in the 5-year period ended December 31, 1997.

         Net increase (decrease) in components of Partnership capital from operations are as follows:


                                          1997          1996         1995          1994          1993
                                      -----------    ----------   ----------   -----------    ----------

Realized & unrealized trading
gains(losses) net of brokerage
commission and clearing fees of
$838,772, 565,229, $333,677,
$438,742, and $633,579, respectively   $ (514,269)   $2,844,850   $1,710,300   $(1,022,795)   $  410,036

Income (Loss) from
Operations                                619,010     3,597,285    2,156,798      (502,871)    1,150,491

Long term obligations                          --            --           --            --            --

Cash dividends per unit                        --         13.61        14.18            --            --

Interest income                           294,507       187,206      112,821        81,182       106,876

Management fee                            223,279       151,969       85,331        76,157       122,672

Administrative expenses                    58,403        82,026       44,869        39,830        57,796

Incentive fee                               3,091       384,117      108,815            --        44,542

Net Gain (Loss) per unit*                  (19.61)       115.23        77.87        (46.63)        12.10

Total Assets                           $6,647,645    $4,895,087   $3,205,072   $ 1,759,977    $3,420,825



* Calculated as net earnings(loss) allocated to limited partners divided by average units outstanding during the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(A)   LIQUIDITY.

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

(B)  CAPITAL RESOURCES

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

(C)  RESULTS OF OPERATIONS

         Trading results were unprofitable for the fiscal year ended December 31, 1997. Trading during the fiscal year resulted in a decrease in net asset value per Unit from $245.41 to $192.66 a decrease of 21.49% attributable primarily to losses in grains and livestock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements meeting the requirements of Regulation S-X are indexed and included beginning on page F-1 of this report.

         The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership has no directors or executive officers. The Partnership is managed by its Managing General Partner. Trading decisions for the Partnership are made by the Managing General Partner.

ITEM 11.  EXECUTIVE COMPENSATION

         The Partnership has no directors or officers. The Managing General Partner and Refco perform the services described in "Item 1. Business" herein.

         For the fiscal year ended December 31, 1997, incentive fees expensed totaled $3,091. Management fees expensed totaled $223,279. A total of $797,000 in brokerage commissions were paid to Refco.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         None.

(B)  SECURITY OWNERSHIP OF MANAGEMENT

         Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the Managing General Partner and it has discretionary authority over the Partnership's investments. As of December 31, 1997, the General Partners' investment in the Partnership was $357,891.

(C)  CHANGES IN CONTROL

         None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)      ACCOUNTS OF AFFILIATES OF THE COMMODITY BROKER

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

(B)      OTHER ACTIVITIES AND ACCOUNTS OF THE GENERAL PARTNER

         The Managing General Partner trades in commodity futures contracts for its own accounts and for the accounts of other customers. It is possible that the Managing General Partner may engage in transactions on its own behalf or on behalf of others having an effect on transactions involving the Partnership.

(C)      OTHER RELATIONSHIPS

         The sole shareholder of the parent of the Managing General Partner is a partner in the law firm which is counsel to the Partnership, the Managing General Partner and the Memphis branch of Refco.

                                     PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS

(A)(1)   FINANCIAL STATEMENTS

         See Index to Financial Statements; infra.

(A)(2)   FINANCIAL STATEMENT SCHEDULES

         Schedules are omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or the notes thereto.

(A)(3)   EXHIBITS

(3) Articles of Incorporation and By-Laws

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

(27) Financial Data Schedule (For SEC use only).

-----------

*Incorporated herein by reference to the Partnership's Registration Statement on Form S-1, Commission File No. 33-37802.

                                CERES FUND, L.P.

                          INDEX TO FINANCIAL STATEMENTS

                           --------------------------



                                                                                                            Page(s)
                                                                                                            -------

Independent Auditors' Report.................................................................................F-1

Financial Statements:

  Statements of Financial Condition as of December 31, 1997 and 1996.........................................F-2

  Statements of operations for the years ended December 31, 1997, 1996 and 1995..............................F-3

  Statements of Changes in Partners' Capital for the years ended December 31, 1997,
         1996 and 1995.......................................................................................F-4

  Statements of Cash Flows for the years ended December 31, 1997,
         1996 and 1995 ......................................................................................F-5

  Summary of Net Asset Values at December 31, 1997, 1996 and 1995 ...........................................F-6

  Notes to Financial Statements .............................................................................F-8

  Schedule of Investments at December 31, 1997..............................................................F-13

  Affirmation...............................................................................................F-14

                           INDEPENDENT AUDITORS REPORT


The Partners
Ceres Fund, L.P.:


We have audited the accompanying statements of financial condition of Ceres Fund, L.P. (a Tennessee Limited Partnership) as of December 31, 1997 and 1996 and summary of net asset values as of December 31, 1997, 1996 and 1995, and the related statements of operations, changes in partners capital and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ceres Fund, L.P. (a Tennessee Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

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



Memphis, Tennessee                                   KPMG Peat Marwick LLP
February 20, 1998

                                CERES FUND, L.P.
                        (A TENNESSEE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1997 AND 1996



                                 ASSETS                        1997          1996
                                 ------                    ----------     ---------
Cash                                                       $  155,155       108,554
Equity in commodity futures trading account:
    U.S. government obligations at fair value (cost of
       $6,269,786 and $3,050,931 at December 31, 1997
       and 1996, respectively)                              6,308,524     3,077,250
    Cash                                                      141,589     1,514,594
    Unrealized gains on open futures contracts                 27,202       186,032
    Open option contracts, at market                           10,780            --
Interest receivable                                             4,395         8,657
                                                           ----------     ---------
                  TOTAL ASSETS                             $6,647,645     4,895,087
                                                           ==========     =========

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------
LIABILITIES:
    Accrued management fees                                $   20,855        10,033
    Accrued incentive fees                                      1,662        32,849
    Other accrued expenses                                     60,387        42,544
    Redemptions payable                                        80,700        32,572
                                                           ----------     ---------
                  TOTAL LIABILITIES                           163,604       117,998
                                                           ----------     ---------
PARTNERS CAPITAL:
    General partners                                          357,891       374,741
    Limited partners                                        6,126,150     4,402,348
                                                           ----------     ---------
                  TOTAL PARTNERS' CAPITAL                   6,484,041     4,777,089
                                                           ----------     ---------
                                                           $6,647,645     4,895,087
                                                           ==========     =========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A TENNESSEE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                                1997          1996         1995
                                                                            -----------    ----------    ---------
Net gains (losses) on trading of commodity futures and options contracts:
       Realized gains on closed positions                                   $   472,553     3,457,913    1,877,265
       Change in unrealized gains (losses) on open
           futures contracts                                                   (158,830)      (45,994)     164,872
       Change in unrealized gains (losses)
           on open options contracts                                             10,780        (1,840)       1,840
                                                                            -----------    ----------    ---------
                NET GAINS ON INVESTMENTS                                        324,503     3,410,079    2,043,977
Investment income - interest (note 3)                                           294,507       187,206      112,821
                                                                            -----------    ----------    ---------
                INCOME FROM OPERATIONS                                          619,010     3,597,285    2,156,798
                                                                            -----------    ----------    ---------
Brokerage commissions (note 3)                                                  797,000       541,907      320,062
Exchange, clearing fees and NFA charges                                          41,772        23,322       13,615
Management fee allocations (note 2)                                             223,279       151,969       85,331
Incentive fee allocations (note 2)                                                3,091       384,117      108,815
Professional and administrative expenses                                         58,403        82,026       44,869
                                                                            -----------    ----------    ---------
                                                                              1,123,545     1,183,341      572,692
                                                                            -----------    ----------    ---------
                NET EARNINGS (LOSS)                                         $  (504,535)    2,413,944    1,584,106
                                                                            ===========    ==========    =========
                NET EARNINGS (LOSS) ALLOCATED TO
                   GENERAL PARTNER                                          $   (16,850)      208,349       87,697
                                                                            ===========    ==========    =========
                NET EARNINGS (LOSS) ALLOCATED TO
                   LIMITED PARTNERS                                         $  (487,685)    2,205,595    1,496,409
                                                                            ===========    ==========    =========
                AVERAGE NET EARNINGS (LOSS) PER UNIT                        $    (19.61)       115.23        69.57
                                                                            ===========    ==========    =========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A TENNESSEE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                                    GENERAL       LIMITED
                                                                                    PARTNERS      PARTNERS       TOTAL
                                                                                    ---------    ----------    ----------

Partners' capital at December 31, 1994                                              $  78,695     1,607,410     1,686,105
Capital contributions (2,704 units)                                                        --       191,647       191,647
Redemption of units (5,042 units)                                                          --      (464,238)     (464,238)
Net earnings for the year                                                              87,697     1,496,409     1,584,106
                                                                                    ---------    ----------    ----------
Partners capital at December 31, 1995                                                 166,392     2,831,228     2,997,620
Capital contributions (395 units)                                                          --        96,154        96,154
Redemption of units (2,798 units)                                                          --      (442,122)     (442,122)
Distributions                                                                              --      (288,507)     (288,507)
Net earnings for the year                                                             208,349     2,205,595     2,413,944
                                                                                    ---------    ----------    ----------
Partners capital at December 31, 1996                                                 374,741     4,402,348     4,777,089
Capital contributions (13,552 units)                                                       --     2,755,044     2,755,044
Redemption of units (1,555 units)                                                          --      (299,329)     (299,329)
Distributions (1,862 units)                                                                --      (244,228)     (244,228)
Net loss for the year                                                                 (16,850)     (487,685)     (504,535)
                                                                                    ---------    ----------    ----------
Partners capital at December 31, 1997                                               $ 357,891     6,126,150     6,484,041
                                                                                    =========    ==========    ==========

Average net asset value per limited partnership unit at:
     December 31, 1995; 20,341.7718 units outstanding                                                          $   139.18
                                                                                                               ==========
     December 31, 1996; 17,938.6369 units outstanding                                                          $   245.41
                                                                                                               ==========
     December 31, 1997; 31,797.3173 units outstanding                                                          $   192.66
                                                                                                               ==========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A TENNESSEE LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                    1997          1996          1995
                                                                -----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                         $  (504,535)    2,413,944     1,584,106
       Adjustments to reconcile net earnings (loss) to
          net cash provided by operating activities:
              Net unrealized (gains) losses on open contracts       148,050        47,834      (166,712)
              (Increase) decrease in operating assets:
                 Investments in commodities futures
                    trading account                              (1,858,269)   (1,641,232)   (1,278,932)
                 Interest receivable                                  4,262        (3,601)       (1,977)
              Increase (decrease) in operating liabilities:
                 Accrued management fees                             10,822           (44)        4,531
                 Accrued incentive fees                             (31,187)      (65,111)       97,960
                 Other accrued expenses                              17,843        27,055        (1,922)
                                                                -----------    ----------    ----------
                         TOTAL ADJUSTMENTS                       (1,708,479)   (1,635,099)   (1,347,052)
                                                                -----------    ----------    ----------
                         NET CASH (USED IN) PROVIDED BY
                            OPERATING ACTIVITIES                 (2,213,014)      778,845       237,054
                                                                -----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of limited partnership units           2,755,044        96,154       191,647
    Redemptions of limited partnership units                       (251,201)     (493,476)     (431,227)
    Distributions to limited partners                              (244,228)     (288,507)           --
                                                                -----------    ----------    ----------
                         NET CASH PROVIDED BY (USED IN)
                            FINANCING ACTIVITIES                  2,259,615      (685,829)     (239,580)
                                                                -----------    ----------    ----------
Net increase (decrease) in cash                                      46,601        93,016        (2,526)
Cash at beginning of year                                           108,554        15,538        18,064
                                                                -----------    ----------    ----------
Cash at end of year                                             $   155,155       108,554        15,538
                                                                ===========    ==========    ==========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A TENNESSEE LIMITED PARTNERSHIP)

                           SUMMARY OF NET ASSET VALUES

                              AT DECEMBER 31, 1997



                             NUMBER           NUMBER         NUMBER          NUMBER        NET ASSET     TOTAL LIMITED
      SUBSCRIBER            OF UNITS         OF UNITS       OF UNITS        OF UNITS         VALUE        PARTNER NET
    ADMISSION DATE         SUBSCRIBED        WITHDRAWN     DISTRIBUTED     OUTSTANDING     PER UNIT       ASSET VALUE
    --------------         ----------        ---------     -----------     -----------     --------       -----------
January 1, 1996           20,341.7718     (4,288.1422)     1,793.0394      17,846.6690    $192.7624         3,440,167
November 1, 1996             239.4689        (65.0721)        41.3760         215.7728     192.7624            41,593
December 1, 1996             155.2598               -         27.5246         182.7844     192.7624            35,234
January 1, 1997              708.7734               -               -         708.7734     192.7624           136,625
February 1, 1997           1,555.9517               -               -       1,555.9517     192.7623           299,929
March 1, 1997              2,630.9876               -               -       2,630.9876     192.7625           507,155
April 1, 1997              3,704.4494               -               -       3,704.4494     192.7624           714,078
May 1, 1997                1,381.6388               -               -       1,381.6388     192.7624           266,328
June 1, 1997                 988.1934               -               -         988.1934     192.7624           190,486
July 1, 1997                 826.3808               -               -         826.3808     190.5557           157,472
August 1, 1997               493.4459               -               -         493.4459     191.8761            94,680
September 1, 1997            209.0262               -               -         209.0262     191.4386            40,016
October 1, 1997              496.1560               -               -         496.1560     192.0056            95,265
November 1, 1997             229.6653               -               -         229.6653     192.0699            44,112
December 1, 1997             327.4226               -               -         327.4226     192.4436            63,010
                          -----------      ----------     -----------      -----------    ---------         ---------
                          34,288.5916     (4,353.2143)     1,861.9400      31,797.3173    $192.6625         6,126,150
                          ===========      ==========      ==========      ===========     ========         =========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A TENNESSEE LIMITED PARTNERSHIP)

                           SUMMARY OF NET ASSET VALUES

                              AT DECEMBER 31, 1996


                                                                                                          TOTAL
                                                                                                         LIMITED
                                   NUMBER           NUMBER              NUMBER           NET ASSET       PARTNER
      SUBSCRIBER                  OF UNITS         OF UNITS            OF UNITS            VALUE        NET ASSET
    ADMISSION DATE               SUBSCRIBED        WITHDRAWN          OUTSTANDING        PER UNIT         VALUE
    --------------              -----------      -----------         ------------        --------       ---------
January 1, 1996                 20,341.7718      (2,797.8636)         17,543.9082        $245.38        4,304,987
November 1, 1996                   239.4689               --             239.4689         246.28           58,977
December 1, 1996                   155.2598               --             155.2598         247.23           38,384
                                -----------      -----------         ------------        -------        ---------
                                20,736.5005      (2,797.8636)         17,938.6369        $245.41        4,402,348
                                ===========      ===========         ============        =======        =========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A TENNESSEE LIMITED PARTNERSHIP)

                           SUMMARY OF NET ASSET VALUES

                              AT DECEMBER 31, 1995


                                                                                                                      TOTAL
                                                                                                                     LIMITED
                                   NUMBER              NUMBER                   NUMBER            NET ASSET          PARTNER
      SUBSCRIBER                  OF UNITS            OF UNITS                 OF UNITS             VALUE           NET ASSET
    ADMISSION DATE               SUBSCRIBED           WITHDRAWN              OUTSTANDING          PER UNIT            VALUE
    --------------               ----------           ---------              -----------          --------            -----
December 1, 1991                13,471.6805          (9,382.9291)             4,088.7514           $139.71            571,255
January 1, 1992                  1,868.7042            (308.5313)             1,560.1729            138.96            216,808
February 1, 1992                 1,708.8416            (735.5574)               973.2842            140.16            136,412
March 1, 1992                    2,122.9736          (1,387.6491)               735.3245            139.44            102,537
April 1, 1992                      584.4999            (434.8956)               149.6043            140.20             20,975
May 1, 1992                        918.3502            (329.6641)               588.6861            138.94             81,792
June 1, 1992                     1,678.3638            (503.3093)             1,175.0545            139.86            164,344
July 1, 1992                     2,002.6730            (306.3825)             1,696.2905            138.98            235,755
August 1, 1992                   1,132.8673            (514.0451)               618.8222            139.33             86,223
September 1, 1992                1,820.2180            (788.3632)             1,031.8548            139.50            143,944
October 1, 1992                  1,979.2928          (1,286.1599)               693.1329            140.02             97,054
November 1, 1992                   543.6780            (392.5141)               151.1639            139.72             21,120
December 1, 1992                 1,179.6235            (466.6253)               712.9982            139.18             99,237
January 1, 1993                  2,314.5105          (1,258.8993)             1,055.6112            139.06            146,798
February 1, 1993                   466.9657             (26.7688)               440.1969            139.81             61,543
March 1, 1993                    2,393.2721          (1,049.9125)             1,343.3596            139.21            187,011
April 1, 1993                      679.3648            (258.6136)               420.7512            139.00             58,483
May 1, 1993                        243.4826             (32.4874)               210.9952            139.05             29,338
July 1, 1993                       157.6181             (69.9852)                87.6329            140.68             12,328
August 1, 1993                     328.7689            (113.4646)               215.3043            140.10             30,165
September 1, 1993                  392.3815            (371.8211)                20.5604            143.61              2,953
October 1, 1993                    246.6610                   --                246.6610            139.15             34,322
February 1, 1994                 1,550.2812                   --              1,550.2812            137.11            212,552
March 1, 1994                      693.0397            (191.8743)               501.1654            136.16             68,239
April 1, 1994                       74.1121                   --                 74.1121            135.47             10,040
January 1, 1995                  2,704.0027          (2,704.0027)                     --                --                 --
                                -----------         ------------             -----------           -------          ---------
         Total                  43,256.2273         (22,914.4555)            20,341.7718           $139.18          2,831,228
                                ===========         ============             ===========           =======          =========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A TENNESSEE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


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

                                CERES FUND, L.P.
                        (A TENNESSEE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



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

         RECLASSIFICATIONS

         Certain 1996 and 1995 amounts have been reclassified to conform to their 1997 presentation.

         AVERAGE NET EARNINGS (LOSS) PER UNIT

         The average net earnings (loss) per unit as reported on the statement of operations was calculated as earnings (loss) allocated to the limited partners divided by average outstanding units during the year.

                                CERES FUND, L.P.
                        (A TENNESSEE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


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


                                    1997             1996             1995
                                  --------          -------          -------
         Management fees          $223,279          151,969           85,331
         Incentive fees              3,091          384,117          108,815

(3)       CUSTOMER AGREEMENT WITH REFCO, INC.

         The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. Refco charges the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco in 1997, 1996 and 1995 were $797,000, $541,907 and $320,062, respectively. The Partnership earns interest on Treasury Bills held in its account, on interest-bearing accounts and on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate that approximated the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership in 1997, 1996 and 1995 was $294,507, $187,206 and $112,821,
         respectively.

(4)      RELATED PARTIES

         The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners and the Memphis branch of Refco, the Partnership's commodity broker.

(5)      DISTRIBUTION TO LIMITED PARTNERS

         On January 16, 1997, the General Partner declared a distribution to the limited partners equal to the difference between the December 31, 1996 net asset value per unit and $210 per unit. This distribution, totaling $244,228 in cash (approximately $13.61 per unit) and 1,861.94 in units, resulted in each unit holder having a net asset value of $210 per unit on January 1, 1997.

         On January 15, 1996, the General Partner declared a distribution to the limited partners equal to the difference between the December 31, 1995 net asset value per unit and $125 per unit. This distribution, totaling $288,507 (approximately $14.18 per unit) resulted in each unit holder having a net asset value of $125 per unit on January 1, 1996.

                                CERES FUND, L.P.
                        (A TENNESSEE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


(6)      OFF-BALANCE-SHEET RISK

                  In the normal course of business, the Partnership enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments include financial futures contracts and option contracts. Futures contracts provide for the delayed delivery of commodities, which the seller agrees to make delivery at a specified future date, at a specified price. Futures contracts and options on such contracts are held for trading and arbitrage purposes. The notional value of these contracts reflect the extent of involvement the Partnership has in particular types of contracts. Risk arises from movements in commodities' values. At December 31, 1997, the underlying notional value of open contract commitments were long $14,147,983 and short $(8,270,190).

                  The Partnership trades in a variety of futures and options financial instruments, and all open positions are reported at fair value. Trading revenue, including realized and unrealized gains and losses, from financial futures contracts and options transactions for the year ended December 31, 1997 was $324,503. The average market value of open commodity financial instruments, and the year-end market value of open commodities are as follows:

                                                          AVERAGE MARKET          MARKET VALUE
                                                           VALUE OF OPEN       OF OPEN POSITIONS AT
                                                      POSITIONS DURING 1997     DECEMBER 31, 1997
                                                      ---------------------     -----------------

                  Assets (Long Positions)                    $(203)                 (266,834)
                  Liabilities (Short Positions)           (284,382)                  304,816

(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial condition, for which it is practicable to estimate fair value. If estimating fair value is not practicable, this Statement requires disclosures of descriptive information pertinent to estimating the value of a financial instrument. At December 31, 1997, substantially all of the Partnership's financial instruments, as defined in the Statement, are carried at fair value.

                                                                      Schedule 1

                                CERES FUND, L.P.
                        (A TENNESSEE LIMITED PARTNERSHIP)

                             SCHEDULE OF INVESTMENTS

                                DECEMBER 31, 1997



                                                                                     PAR OR
                                                                                    NUMBER OF               FAIR
                     DESCRIPTION                                                    CONTRACTS               VALUE
                     -----------                                                    ---------               -----

United States Treasury Bill due January 29, 1998                                    3,700,000            $3,685,482
United States Treasury Bill due February 12, 1998                                     400,000               397,563
United States Treasury Bill due March 19, 1998                                      2,250,000             2,225,479
                                                                                                         ----------
                                                                                                          6,308,524
                                                                                                         ----------
Net cash balances from futures trading                                                                      141,589
                                                                                                         ----------
Open options contracts in futures trading accounts:
    February 8 Live Cattle                                                                                   (6,000)
    April 8 Live Cattle                                                                                      (1,220)
    June 8 Live Cattle                                                                                      (24,600)
    March 8 Feeders                                                                                         (25,500)
    April 8 Feeders                                                                                          (8,625)
    May 8 Feeders                                                                                            (4,500)
    March 8 NY Cotton                                                                                           296
    March 8 US Treasury Bond Future                                                                           1,406
    March 8 NY Coffee                                                                                        (7,969)
    March 8 Dollar Index                                                                                        600
    March 8 Corn                                                                                            156,000
    December 8 Corn                                                                                         (86,000)
    March 8 Soybeans                                                                                          2,250
    March 8 Soybean Meal                                                                                      3,600
    March 8 Soybean Oil                                                                                       2,640
    May 8 Soybean Oil                                                                                        25,824
    May 8 Wheat                                                                                              87,500
    July 8 Wheat                                                                                            (88,500)
    March 8 Corn Option                                                                                      17,500
    March 8 Soybean Option                                                                                    7,200
    March 8 Soybean Option                                                                                   (3,120)
    March 8 Soybean Option                                                                                  (10,800)
                                                                                                         ----------
                                                                                                             37,982
                                                                                                         ----------
    Total equity in futures trading accounts                                                                179,571
                                                                                                         ----------
    Total investments                                                                                    $6,488,095
                                                                                                         ==========

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



Frank L. Watson, Jr., President
Randell Commodity Corporation




         SWORN TO AND SUBSCRIBED before me this 25th day of March, 1998.



                                                   Marty Morgan
                                                  NOTARY PUBLIC


Commission Expires:   January 31, 2001

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, and State of Tennessee on the 25th day of March 1998.

CERES FUND, L.P.

By:                                               RANDELL COMMODITY CORPORATION
    -------------------------------
    Managing General Partner

By:                                                     Frank L. Watson, Jr.
    -------------------------------
    Chairman

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Managing General Partner of the Registrant in the capacities and on the date indicated.

RANDELL COMMODITY CORPORATION
Managing General Partner of the Registrant


By: Frank L. Watson, Jr., Principal
    -------------------------------
    March 25, 1998
    Executive Officer & Sole Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

None.