Form 10-Q
period 1998-03-31
CERES FUND LP
filed 1998-05-13
CIK 869711

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998.

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

                 889 Ridge Lake Blvd., Memphis, Tennessee 38120
                                  (901)577-2229

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

Yes ( X )     No  (  )

                                CERES FUND, L.P.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1997, as set forth in the annual consolidated financial statements of Ceres Fund, L.P. as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                        Statements of Financial Condition

                      March 31, 1998 and December 31, 1997
                                   (Unaudited)

                                                     March 31, 1998    December 31, 1997
Assets:

Cash                                                    $   55,939         $  155,155
U. S. Treasury obligations at
  cost plus accrued interest                             6,555,356          6,308,524
Equity in commodity trading account:
     Cash                                                  585,372            141,589
     Unrealized gain (loss) of
        open futures contracts                             240,397             27,202
     Market Value of open option
        contracts                                            9,110             10,780
Other assets                                                 4,082              4,395
                                                        ----------         ----------
                                                        $7,450,256         $6,647,645
                                                        ==========         ==========

                        Liabilities and Partners' Capital

Liabilities:
   Accrued management fees                              $   23,516         $   20,855
   Accrued incentive fees                                   13,932              1,662
   Other accrued expenses                                   31,540             60,387
   Redemptions payable                                     124,849             80,700
                                                        ----------         ----------
                                                           193,837            163,604
                                                        ----------         ----------
Partners' capital:
   General partners                                        391,253            357,891
   Limited partners                                      6,865,166          6,126,150
                                                        ----------         ----------
         Total partners' capital                         7,256,419          6,484,041
                                                        ----------         ----------

                                                        $7,450,256         $6,647,645
                                                        ==========         ==========

See accompanying notes to financial statements

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                                                         Statements of Operations
                                                             (Unaudited)
                                                        Three Months Ended March 31,
                                                          1998              1997
                                                        --------         ---------
Income

     Net gains (losses) on trading of commodity
       futures and option contracts:
     Realized gain (losses) on closed
       positions                                        $554,172         $ 783,692
     Change in unrealized gain (losses) on
       open positions                                    207,576          (687,918)
     Interest                                             83,131            59,498
                                                        --------         ---------
           Income (Loss) From Operations                $844,879         $ 155,272
                                                        --------         ---------
Expenses
     Brokerage commissions, exchange,
      clearing fees  and NFA charges                     193,052           197,418
     Management fee allocations                           64,352            46,918
     Incentive fee allocations                            13,932                --
     Professional and administrative
       expenses                                           18,000            25,377
                                                        --------         ---------
                                                         289,336           269,713
                                                        --------         ---------
           Net Income (Loss)                            $555,543         $(114,441)
                                                        ========         =========
Aggregate Income (Loss)
   Allocated to General Partners                        $ 33,362         $  (4,356)

Aggregate Income (Loss)
   Allocated to Limited Partners                        $522,181         $(110,085)

Net Income (Loss) per Limited
   Partnership Unit (Average)                           $  16.12         $   (5.24)

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                Three Months Ended March 31,
                                                                 1998                 1997
                                                               ---------          -----------
Cash flows from operating activities:

Net Income (Loss)                                              $ 555,543          $  (114,441)

Adjustments to reconcile net Income (Loss) to net cash provided by operating activities:

   Net unrealized gain (loss) on open contracts                  207,576             (687,918)

(Increase) decrease in operating assets:

   U. S. Treasury obligation                                    (246,832)          (1,482,484)
   Investments in commodities fund                              (443,783)            (312,974)
   Unrealized gain (loss) on open futures and
     options contracts                                          (420,771)           1,326,860
   Market Value of open option contracts                           1,670              499,100
   Other Assets                                                      313                 (156)

Increase (decrease) in operating liabilities:

   Accrued management fees                                         2,661                7,031
   Accrued incentive fees                                         12,270              (32,849)
   Other accrued expenses                                        (28,853)              22,850
   Amounts received for future subscriptions                           6              202,435
   Redemptions payable                                            44,149               96,957
                                                               ---------          -----------

      Total Adjustments                                         (871,594)            (361,148)
                                                               ---------          -----------

Net Cash from (used in) in operating activities                 (316,051)            (475,589)

Cash Flows from (used in) financing activities:

  Net proceeds from sale of limited partnership units            341,684            1,026,809
  Redemption of limited partnership units                       (124,849)            (129,529)
  Distribution to limited partners                                    --             (244,228)
  Contributions received from general partners                        --                   --
                                                               ---------          -----------

Net increase (decrease) in cash                                  (99,216)             177,463
Cash at the beginning of the year                                155,155              108,554
                                                               ---------          -----------
Cash at the end of the quarter                                 $  55,939          $   286,017
                                                               =========          ===========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998


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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At March 31, 1998, a total of 59,285.5298 units have been sold, 1,861.9400 units have been distributed in lieu of a cash distribution, and 28,162.1240 units have been redeemed, leaving an outstanding balance at March 31, 1998, of 32,985.3458 units.

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

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the three months ended March 31, 1998, management fees totaled $64,352 and incentive fees totaled $13,932.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 1998, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during this three month period were $184,649. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this three month period amounted to $83,131.

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

(6) Calculation of Net Income (Loss) per Limited Partnership Unit

The Net Income (Loss) per Limited Partnership Unit for the period from January 1, 1998 through March 31, 1998 of $16.12 was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of $522,181 by the Average Units outstanding between December 31, 1997 and March 31, 1998 (32,391.3316 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from January 1, 1997 through March 31, 1997 of $(5.24) was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of $110,085 by the Average Units outstanding between December 31, 1996 and March 31, 1997 (20,999.0393 Units).

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      for the Quarter Ended March 31, 1998.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 1998, compared to the Three Months Ended March 31, 1997.

Trading results were more profitable during the three months ended March 31, 1998, as compared to the same period in 1997. The Partnership had income from trading activities of $844,879 for the three months ended March 31, 1998, as compared to income from trading activities of $155,272 for the three months ended March 31, 1997. The gains during this period are primarily attributable to gains in connection with the trading of grain contracts. As a result of such gains from trading activities, the Partnership had a net income of $555,543 for the three months ended March 31, 1998, compared to net loss of $114,441 for the same period in 1997; and a net income per limited partnership Unit of $16.12 for the three months ended March 31, 1998, compared to a net loss per limited partnership Unit of $5.24 for the same period in 1997.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 1998, through March 31, 1998, 1,791.0010 additional Units were sold and 602.9725 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C.   These securities were registered under the Securities Act of  1933.

D.   (1) Units of Limited Partnership interest outstanding at

               January 31, 1998 - 31,901.1258

     (2)  Units of Limited Partnership interest outstanding at

               February 28, 1998 - 32,410.9854

     (3)  Units of Limited Partnership interest outstanding at

               March 31, 1998 - 32,985.3458

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates                          Units           Amount

      January 1, 1998                    103.8085       $ 20,000
      February 1, 1998                   509.8596       $ 96,500
      March 1, 1998                    1,177.3329       $225,184

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates                          Units           Amount

      March 31, 1998                     602.9725       $124,849

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

      27   Financial Data Schedule (for SEC use only)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

     Date:  May 12, 1998


CERES FUND, L.P.
By:  Randell Commodity Corporation
Managing General Partner


By:  Frank L. Watson, Jr.

/s/ Frank L. Watson, Jr.
 ---------------------------
Frank L. Watson, Jr.
Chairman