Form 10-Q
period 1998-06-30
CERES FUND LP
filed 1998-08-12
CIK 869711

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998.

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

Yes ( X )     No  (  )

                                CERES FUND, L.P.

                                    CONTENTS

PART I.       Financial Information

              ITEM 1.     Financial Statements (unaudited)

                          Statements of Financial Condition
                          June 30, 1998, and December 31, 1997

                          Statements of Operations
                          Three and Six Months Ended June 30, 1998 and 1997

                          Statements of Cash Flows
                          Six Months Ended June 30, 1998 and 1997

                          Notes to Financial Statements

              ITEM 2.     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations

PART II.      Other Information


                           FORWARD-LOOKING STATEMENTS

         Statements contained in this Report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in the "Management's Discussion and Analysis of Financial Conditional and Results of Operations" regarding liquidity and capital resources. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, competition from other companies, changes in the Partnership's operation or expansion strategy, the general economy of the United States and the specific markets in which the Company operates and other factors as may be identified from time to time in the Partnership's filings with the Securities and Exchange Commission or in the Partnership's press releases.

                                CERES FUND, L.P.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The accompanying interim financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1997, as set forth in the annual financial statements of Ceres Fund, L.P. as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                        Statements of Financial Condition

                       June 30, 1998 and December 31, 1997
                                   (Unaudited)

Assets:
                                                              June 30, 1998  December 31, 1997
                                                              -------------  -----------------
Cash                                                           $   215,768       $  155,155
U. S. Treasury obligations at
  cost plus accrued interest                                     6,954,206        6,308,524
Equity in commodity trading account:
     Cash                                                          802,186          141,589
     Unrealized gain (loss) on
        open futures contracts                                    (624,723)          27,202
     Market value of open option
        contracts                                                  (12,938)          10,780
Other assets                                                         3,903            4,395
                                                               -----------       ----------
                                                               $ 7,338,402       $6,647,645
                                                               ===========       ==========

                        Liabilities and Partners' Capital

Liabilities:
   Accrued management fees                                     $    23,076       $   20,855
   Accrued incentive fees                                               --            1,662
   Other accrued expenses                                           39,181           60,387
   Amounts received
      for future subscriptions                                           6               --
   Redemptions payable                                              54,527           80,700
                                                               -----------       ----------
                                                                   116,790          163,604
                                                               -----------       ----------
Partners' capital:
   General partners                                                376,530          357,891
   Limited partners                                              6,845,082        6,126,150
                                                               -----------       ----------
         Total partners' capital                                 7,221,612        6,484,041
                                                               -----------       ----------
                                                               $ 7,338,402       $6,647,645
                                                               ===========       ==========

See accompanying notes to financial statements

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                                            Statements of Operations
                                                   (Unaudited)
                                            Six Months Ended June 30,    Three Months Ended June 30,
                                               1998           1997          1998            1997
                                            -----------     ---------     ---------     ---------
Income

     Net gains (losses) on trading
       of commodity futures and
       option contracts:
     Realized gain (losses) on closed
       positions                            $ 1,271,320     $ 352,471     $ 717,148     $(431,221)

     Change in unrealized losses on
       open positions                          (618,305)     (782,424)     (825,881)      (94,506)
     Interest                                   176,418       136,624        93,287        77,126
                                            -----------     ---------     ---------     ---------

           Income (Loss) From Operations    $   829,433     $(293,329)    $ (15,446)    $(448,601)
                                            -----------     ---------     ---------     ---------

Expenses
     Brokerage commissions, exchange,
       clearing fees  and NFA charges           449,289       536,440       256,237       339,022
     Management fee allocations                 135,824       104,363        71,472        57,445
     Incentive fee allocations                   13,932            --            --            --
     Professional and administrative
        expenses                                 36,000        52,403        18,000        27,026
                                            -----------     ---------     ---------     ---------
                                                635,045       693,206       345,709       423,493
                                            -----------     ---------     ---------     ---------

           Net Income (Loss)                $   194,388     $(986,535)    $(361,155)    $(872,094)
                                            ===========     =========     =========     =========

Aggregate Income (Loss)
   Allocated to General Partners            $    18,639     $ (50,360)    $ (14,723)    $ (46,004)

Aggregate Income (Loss)
   Allocated to Limited Partners            $   175,749     $(936,175)    $(346,432)    $(826,090)

Net Income (Loss) per Limited
   Partnership Unit (Average)               $      5.30     $  (39.28)    $  (10.26)    $  (30.72)

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)

                                                          Six Months Ended June 30,
                                                            1998             1997
                                                         -----------     -----------
Cash flows from operating activities:
Net Income (Loss)                                        $   194,388     $  (986,535)

Adjustments to reconcile net Income (Loss) to net cash provided by operating activities:

   Net unrealized loss on open contracts                    (618,305)       (782,424)

(Increase) decrease in operating assets:

   U. S. Treasury obligations                               (645,882)     (2,985,270)
   Investments in commodities fund                          (660,597)        862,065
   Unrealized gain (loss) on open futures and
     options contracts                                     1,270,230       1,572,524
   Market value of open option contracts                      23,718         482,050
   Other Assets                                                  492           5,106

Increase (decrease) in operating liabilities:

   Accrued management fees                                     2,221           8,019
   Accrued incentive fees                                     (1,662)        (32,849)
   Other accrued expenses                                    (21,206)         27,465
   Amounts received for future subscriptions                       6             562
   Redemptions payable                                        26,173          40,159
                                                         -----------     -----------
      Total Adjustments                                     (676,958)       (802,593)
                                                         -----------     -----------

Net Cash used in operating activities                       (482,570)     (1,789,128)

Cash Flows from financing activities:

  Net proceeds from sale of limited partnership units        722,559       2,278,063
  Redemption of limited partnership units                   (179,376)       (202,260)
  Distribution to limited partners                                --        (244,228)

Net increase in cash                                          60,613          42,447
Cash at the beginning of the year                            155,155         108,554
                                                         -----------     -----------
Cash at the end of the quarter                           $   215,768     $   151,001
                                                         ===========     ===========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1998


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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At June 30, 1998, a total of 61,094.1177 units have been sold, 1,861.9400 units have been distributed in lieu of a cash distribution, and 28,437.8416 units have been redeemed, leaving an outstanding balance at June 30, 1998, of 34,518.2161 units.

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

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the six months ended June 30, 1998, management fees totaled $135,824 and incentive fees totaled $13,932.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 1998, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during this six month period were $430,252. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this six month period amounted to $176,418.

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

(6) Calculation of Net Income (Loss) per Limited Partnership Unit

The Net Income (Loss) per Limited Partnership Unit for the period from January 1, 1998 through June 30, 1998 of $5.30 was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of $175,749 by the Average Units outstanding between December 31, 1997 and June 30, 1998 (33,157.7667 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from January 1, 1997 through June 30, 1997 of $(39.28) was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of $(936,175) by the Average Units outstanding between December 31, 1996 and June 30, 1997 (23,830.6668 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from April 1, 1998 through June 30, 1998 of $(10.26) was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of $(346,432) by the Average Units outstanding between March 31, 1998 and June 30, 1998 (33,751.7810 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from April 1, 1997 through June 30, 1997 of $(30.72) was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of $(826,090) by the Average Units outstanding between March 31, 1997 and June 30, 1997 (26,891.0692 Units).

(7) Recent Pronouncements

In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was issued. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Partnership intends to comply with this statement in 1998.

In June 1998, SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities" was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The partnership intends to comply with this statement in 2000.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Three and Six Months ended June 30, 1998, compared to the Three and Six Months Ended June 30, 1997.

Trading losses decreased during the three months ended June 30, 1998, as compared to the same period in 1997. The Partnership had a loss from trading activities of $15,446 for the three months ended June 30, 1998, as compared to a loss from trading activities of $448,601 for the three months ended June 30, 1997. The losses during this period are primarily attributable to losses in connection with the trading of grain contracts. As a result of such losses from trading activities, the Partnership had a net loss of $361,155 for the three months ended June 30, 1998, compared to a net loss of $872,094 for the same period in 1997; and a net loss per limited partnership Unit of $10.26 for the three months ended June 30, 1998, compared to a net loss per limited partnership Unit of $30.72 for the same period in 1997.

Trading results were profitable during the six months ended June 30, 1998, as compared to the same period in 1997. The Partnership had income from trading activities of $829,433 for the six months ended June 30, 1998, compared to a loss from trading activities of $293,329 for the six months ended June 30, 1997. The gains during this period were primarily attributable to gains in connection with the trading of grain contracts. As a result of such gains from trading activities, the Partnership had a net gain of $194,388 for the six months ended June 30, 1998, compared to a net loss of $986,535 for the same period in 1997, and a net gain per limited partnership Unit of $5.30 for the six months ended June 30, 1998, compared to a net loss per limited partnership Unit of $39.28 for the same period in 1997.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 1998, through June 30, 1998, 3,599.5889 additional Units were sold and 878.6901 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C. These securities were registered under the Securities Act of 1933.

D.   (1) Units of Limited Partnership interest outstanding at

         April 30, 1998 - 33,702.8832

     (2) Units of Limited Partnership interest outstanding at

         May 31, 1998 - 34,124.9308

     (3) Units of Limited Partnership interest outstanding at

         June 30, 1998 - 34,518.2161

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

         Dates                  Units                Amount

      April 1, 1998           717.5374            $  149,339
      May 1, 1998             422.0476            $   92,218
      June 1, 1998            669.0029            $  139,318

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

            Dates                     Units              Amount

        June 30, 1998               275.7176           $  54,527

Item 6.  Exhibits and Reports on Form 8-K.

     Exhibits
        27          Financial Data Schedule (For SEC use only)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

     Date:  August 12, 1998


CERES FUND, L.P.
By:  Randell Commodity Corporation
Managing General Partner


By:  Frank L. Watson, Jr.

/s/ Frank L. Watson, Jr.
---------------------------
Frank L. Watson, Jr.
Chairman