Form 10-Q
period 1998-09-30
CERES FUND LP
filed 1998-11-13
CIK 869711

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998.

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

Yes ( X )     No  (  )

                                CERES FUND, L.P.

                                    CONTENTS


PART I.    Financial Information

           ITEM 1   Financial Statements (unaudited)

                      Statements of Financial Condition
                      September 30, 1998, and December 31, 1997

                      Statements of Operations
                      Three and Nine Months Ended September 30, 1998 and 1997

                      Statements of Cash Flows
                      Nine Months Ended September 30, 1998 and 1997

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

                                CERES FUND, L.P.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The accompanying interim financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1997, as set forth in the annual financial statements of Ceres Fund, L.P. as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                        Statements of Financial Condition

                    September 30, 1998 and December 31, 1997
                                   (Unaudited)

Assets:

                                          September 30, 1998     December 31, 1997
                                          ------------------     -----------------
Cash                                          $   202,001           $  155,155
U.S. Treasury obligations at
  cost plus accrued interest                    6,708,874            6,308,524
Equity in commodity trading account:
   Cash                                           383,413              141,589
   Unrealized gain (loss) on
     open futures contracts                      (147,733)              27,202
   Market value of open option
     contracts                                     50,938               10,780
Other assets                                        4,148                4,395
                                              -----------           ----------
                                              $ 7,201,641           $6,647,645
                                              ===========           ==========

                       Liabilities and Partners' Capital

Liabilities:
   Accrued management fees                    $    22,562           $   20,855
   Accrued incentive fees                             184                1,662
   Other accrued expenses                          51,347               60,387
   Amounts received
      for future subscriptions                     12,500                   --
   Redemptions payable                             22,677               80,700
                                              -----------           ----------
                                                  109,270              163,604
                                              -----------           ----------
Partners' capital:
   General partners                               369,097              357,891
   Limited partners                             6,723,274            6,126,150
                                              -----------           ----------
         Total partners' capital                7,092,371            6,484,041
                                              -----------           ----------
                                              $ 7,201,641           $6,647,645
                                              ===========           ==========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                            Statements of Operations
                                  (Unaudited)

                                                   Nine Months Ended            Three Months Ended
                                                     September 30,                September 30,
                                                 1998            1997           1998            1997
                                              ---------       ---------       --------        ---------
Income

     Net gains (losses) on trading
       of commodity futures and
       option contracts:
     Realized gains (losses) on closed
       positions                              $ 733,570       $ 435,129       $(537,750)      $  82,658

     Change in unrealized gains
       (losses) on open positions              (104,689)       (391,934)        513,616         390,490
     Interest                                   263,930         214,686          87,512          78,062
                                              ---------       ---------       ---------       ---------

           Income (Loss) From Operations      $ 892,811       $ 257,881       $  63,378       $ 551,210
                                              ---------       ---------       ---------       ---------

Expenses
     Brokerage commissions, exchange,
       clearing fees and NFA charges            635,661         690,085         186,372         153,645
     Management fee allocations                 203,112         162,207          67,288          57,844
     Incentive fee allocations                   14,116           1,429             184           1,429
     Professional and administrative
       expenses                                  54,000          70,403          18,000          18,000
                                              ---------       ---------       ---------       ---------

                                                906,889         924,124         271,844         230,918
                                              ---------       ---------       ---------       ---------

           Net Income (Loss)                  $ (14,078)      $(666,243)      $(208,466)      $ 320,292
                                              =========       =========       =========       =========

Aggregate Income (Loss)
   Allocated to General Partners              $  11,206       $ (29,100)      $  (7,433)       $ 21,260

Aggregate Income (Loss)
   Allocated to Limited Partners              $ (25,284)      $(637,143)      $(201,033)       $299,032
Net Income (Loss) per Limited
   Partnership Unit                           $    (.76)      $ ( 25.95)      $   (5.79)       $   9.82

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)

                                                         Nine Months Ended September 30,
                                                             1998              1997
                                                         -----------       -----------
Cash flows from operating activities:
Net Income (Loss)                                        $   (14,078)      $  (666,243)

Adjustments to reconcile net Income (Loss) to Net cash provided by operating activities:

   Net unrealized loss on open contracts                    (104,689)         (391,934)

(Increase) decrease in operating assets:

   U. S. Treasury obligations                               (400,350)       (3,083,038)
   Investments in commodities fund                          (241,824)        1,246,476
   Unrealized gain (loss) on open futures and
     options contracts                                       279,624           659,893
   Market value of open option contracts                     (40,158)          320,375
   Other Assets                                                  247             4,713

Increase (decrease) in operating liabilities:

   Accrued management fees                                     1,707             9,711
   Accrued incentive fees                                     (1,478)          (31,420)
   Other accrued expenses                                     (9,040)           21,433
   Amounts received for future subscriptions                  12,500           103,462
   Redemptions payable                                       (58,023)          (16,203)
                                                         -----------       -----------
      Total Adjustments                                     (561,484)       (1,156,532)
                                                         -----------       -----------

Net cash used in operating activities                       (575,562)       (1,822,775)

Cash flows from financing activities:

  Net proceeds from sale of limited partnership units        824,461         2,556,006
  Redemption of limited partnership units                   (202,053)         (218,629)
  Distribution to limited partners                                --          (244,228)

Net increase in cash                                          46,846           270,374
Cash at the beginning of the year                            155,155           108,554
                                                         -----------       -----------
Cash at the end of the quarter                           $   202,001       $   378,928
                                                         ===========       ===========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1998


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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At September 30, 1998, a total of 61,629.6755 units have been sold, 1,861.9400 units have been distributed in lieu of a cash distribution, and 28,555.9655 units have been redeemed, leaving an outstanding balance at September 30, 1998, of 34,935.6500 units.

The general partners agreed to make a capital contribution of the lesser of $100,000 or 3% of total partnership capitalization and made an initial capital contribution of $45,000 at the close of the Initial Offering and have made additional capital contributions during the period of $55,000 to meet its investment commitment in the Partnership. In no event will the general partners' interest in the Partnership be less than 1% of total partnership capitalization.

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

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the nine months ended September 30, 1998, management fees totaled $203,112 and incentive fees totaled $14,116.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 1998, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during this nine month period were $608,677. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this nine month period amounted to $263,930.

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

(6) Calculation of Net Income (Loss) per Limited Partnership Unit

The Net Income (Loss) per Limited Partnership Unit for the period from January 1, 1998 through September 30, 1998 of $(.76) was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of ($25,284) by the Average Units outstanding between December 31, 1997 and September 30, 1998 (33,366.4837 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from January 1, 1997 through September 30, 1997 of $(25.95) was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of $(637,143) by the Average Units outstanding between December 31, 1996 and September 30, 1997 (24,551.4085 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from July 1, 1998 through September 30, 1998 of $(5.79) was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of $(201,033) by the Average Units outstanding between June 30, 1998 and September 30, 1998 (34,726.9331 Units).

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

(8) Year 2000

The Partnership is aware of potential Year 2000 problems, and the general partners have a plan to address these problems. It is estimated that Year 2000 readiness assessment will be completed by December 31, 1998.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Three and Nine Months ended September 30, 1998, compared to the Three and Nine Months Ended September 30, 1997.

Trading gains decreased during the three months ended September 30, 1998, as compared to the same period in 1997. The Partnership had a gain from trading activities of $63,378 for the three months ended September 30, 1998, as compared to a gain from trading activities of $551,210 for the three months ended September 30, 1997. The gains during this period are primarily attributable to gains in connection with the trading of grain contracts. As a result of expenses in excess of such gains from trading activities, the Partnership had a net loss of $208,466 for the three months ended September 30, 1998, compared to a net gain of $320,292 for the same period in 1997; and a net loss per limited partnership Unit of $5.79 for the three months ended September 30, 1998, compared to a net gain per limited partnership Unit of $9.82 for the same period in 1997.

Trading results were profitable during the nine months ended September 30, 1998, as compared to the same period in 1997. The Partnership had income from trading activities of $892,811 for the nine months ended September 30, 1998, compared to a gain from trading activities of $257,881 for the nine months ended September 30, 1997. The gains during this period were primarily attributable to gains in connection with the trading of grain contracts. As a result of such gains from trading activities, the Partnership had a net loss of $14,078 for the nine months ended September 30, 1998, compared to a net loss of $666,243 for the same period in 1997, and a net loss per limited partnership Unit of $.76 for the nine months ended September 30, 1998, compared to a net loss per limited partnership Unit of $25.95 for the same period in 1997.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 1998, through September 30, 1998, 4,135.1467 additional Units were sold and 996.8410 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C. These securities were registered under the Securities Act of 1933.

D.   (1) Units of Limited Partnership interest outstanding at

         July 31, 1998 - 34,518.2161

     (2) Units of Limited Partnership interest outstanding at

         August 31, 1998 - 35,024.6124

     (3) Units of Limited Partnership interest outstanding at

         September 30, 1998 - 34,935.6500

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates                   Units                Amount

      July 1, 1998                    --             $      --
      August 1, 1998             506.3963            $  96,229
      September 1, 1998           29.1615            $   5,673

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

             Dates                     Units              Amount

        September 30, 1998           118.1239           $  22,677

Item 6.  Exhibits and Reports on Form 8-K.

      None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

     Date:  November 12, 1998


CERES FUND, L.P.
By:  Randell Commodity Corporation
Managing General Partner


By:  Frank L. Watson, Jr.

/s/ Frank L. Watson, Jr.
 ---------------------------
Frank L. Watson, Jr.
Chairman