Form 10-K
period 1998-12-31
CERES FUND LP
filed 1999-03-30
CIK 869711

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         Commission file number 33-94050

                                CERES FUND, L.P.
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

Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: NONE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ----

         The registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

         Incorporation by Reference: Registrant's Registration Statement effective March 9, 1991 and the Prospectus contained therein into Part IV, Item 14 (a)(3) and Supplement No. 1 dated October 1, 1992, thereto, post effective Amendment No. 1 dated April 26, 1991, effective April 30, 1991, post effective Amendment No. 2 dated November 12, 1991, effective November 15, 1992, post effective Amendment No. 3 dated March 31, 1992, effective April 7, 1992, Supplement No. 3 dated June 30, 1992, Supplement No. 4 dated November 30, 1992, post effective Amendment No. 4 dated April 30, 1993, effective May 19, 1993, post effective Amendment No. 5 dated October 16, 1996, effective October 31, 1996, post effective Amendment dated August 25, 1997, effective September 2, 1997, and post effective amendment dated May 30, 1998, effective June 8, 1998.

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

         The initial offering to the public of 100,000 Units was closed on November 29, 1991, and trading began December 1, 1991. Following the commencement of trading, the Partnership continued the offering of Units, issuing Units and fractions thereof at the Average Net Asset Value as of the last business day of the month during which the purchaser's subscription was received. As of the close of the initial offering on November 29, 1991, 13,471.6805 Units had been sold. As of December 31, 1993, a total of 38,234.7916 Units had been sold of which a total of 24,122.7011 were outstanding. As of December 31, 1994, a total of 40,552.2246 Units had been sold of which a total of 22,679.4144 were outstanding. As of December 31, 1995, a total of 43,256.2273 Units had been sold of which a total of 20,341.7718 were outstanding. As of December 31, 1996, a total of 43,650.9560 had been sold of which a total of 17,938.6369 were outstanding. As of December 31, 1997, a total of 57,203.0471 units had been sold of which a total of 31,797.3173 were outstanding. As of December 31, 1998, a total of 61,556.1411 units had been sold of which a total of 34,206.8517 were outstanding. The Prospectus is regularly updated and Units continue to be offered to the public.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following is a summary of the total assets of the Partnership as of December 31, 1998, 1997, 1996, 1995, and 1994, and the results of operations for each of the years in the five-year period ended December 31, 1998.

         Net increase (decrease) in components of Partnership capital from operations are as follows:

                                        1998          1997           1996          1995            1994
                                        ----          ----           ----          ----            ----
Realized & unrealized trading
gains(losses) net of brokerage
commission and clearing
fees of $770,081, 565,229,
$333,677, and $438,742,
respectively                      $(1,711,609)    $  (514,269)    $ 2,844,850    $ 1,710,300    $(1,022,795)

Income (Loss) from
Operations                           (609,288)        619,010       3,597,285      2,156,798       (502,871)

Cash dividends per unit                    --              13.61           14.18          --             --

Interest income                       332,240         294,507         187,206        112,821         81,182

Management fee                        259,437         223,279         151,969         85,331         76,157

Administrative expenses                72,000          58,403          82,026         44,869         39,830

Incentive fee                          14,116           3,091         384,117        108,815             --

Net Gain (Loss) per unit*                 (50.01)         (19.61)         115.23          77.87         (46.63)

Total Assets                      $ 5,504,092     $ 6,647,645     $ 4,895,087    $ 3,205,072    $ 1,759,977



* Calculated as net earnings (loss) allocated to limited partners divided by average units outstanding during the year.

 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(A) RESULTS OF OPERATIONS

         Trading results were unprofitable for the fiscal year ended December 31, 1998. Trading during the fiscal year resulted in a decrease in net asset value per Unit from $192.66 to $146.24 a decrease of 24.09% attributable primarily to losses in grains.

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

(B)  LIQUIDITY.

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

(C) CAPITAL RESOURCES

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

(D) INFLATION

         Inflation does have an effect on commodity prices and the volatility of commodity markets; however, continued inflation is not expected to have a material adverse effect on the Partnership's operations or assets. Because the Partnership conducts business as a Partnership, and, as such does not pay federal income taxes, neither the Taxpayer Relief Act of 1997 nor the Tax Reform Act of 1986 had no effect on its operations or on its tax liability. However, some expenses may be limited as to deductibility by individual partners.

(E) YEAR 2000 ISSUE

         The Partnership relies on the General Partners to provide the Partnership with certain calculations and reports, so if the Year 2000 Issue is material to the General Partners, then it may impact the Partnership. However, the Year 2000 issue is not material for the General Partners since the administration software is generally "off-the-shelf and the vendors have advised the General Partners that the software is Year 2000 compliant. In addition, the Partnership utilizes computer systems and applications maintained by its commodity broker for trading activities and recordkeeping. The General Partners have been advised by the operators of these systems that conversion and implementation activities for mission critical systems are in process of being implemented and tested and are expected to be in compliance by the middle of 1999. Neither the software replacement nor the compliance review is expected to be material or to yield noncompliance issues that are material.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

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

         For the fiscal year ended December 31, 1998, incentive fees expensed totaled $14,116. Management fees expensed totaled $259,437. A total of $737,296 in brokerage commissions were paid to Refco.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         None.

(B) SECURITY OWNERSHIP OF MANAGEMENT

         Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the Managing General Partner and it has discretionary authority over the Partnership's investments. As of December 31, 1998, the General Partners' investment in the Partnership was $283,263.

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

(A)(3)   EXHIBITS

(3)   Articles of Incorporation and By-Laws*

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


--------------------

 *Incorporated herein by reference to the Partnership's Registration Statement on Form S-1, Commission File No. 33-37802.

                                CERES FUND, L.P.

                          INDEX TO FINANCIAL STATEMENTS

                             ----------------------



                                                                             Page(s)
                                                                             -------

Independent Auditors' Report..................................................F-1

Financial Statements:

  Statements of Financial Condition as of December 31, 1998 and 1997..........F-2

  Statements of operations for the years ended December 31, 1998,
         1997 and 1996........................................................F-3

  Statements of Changes in Partners' Capital for the years ended
         December 31, 1998, 1997 and 1996.....................................F-4

  Statements of Cash Flows for the years ended December 31, 1998,
         1997 and 1996 .......................................................F-5

  Summary of Net Asset Values at December 31, 1998, 1997 and 1996 ............F-6

  Notes to Financial Statements ..............................................F-9

  Schedule of Investments at December 31, 1998...............................F-18

  Affirmation................................................................F-19


                          INDEPENDENT AUDITORS' REPORT


The Partners
Ceres Fund, L.P.:


We have audited the accompanying statements of financial condition of Ceres Fund, L.P. (a Tennessee Limited Partnership) as of December 31, 1998 and 1997 and summary of net asset values as of December 31, 1998, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ceres Fund, L.P. (a Tennessee Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


                                        KPMG LLP


Memphis, Tennessee
February 12, 1999

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                        Statements of Financial Condition

                           December 31, 1998 and 1997



                                  ASSETS                       1998             1997
                                                            -----------      ---------
Cash                                                        $   140,972        155,155
Equity in commodity futures trading account:
    U.S. government obligations at fair value (cost of
       $5,293,365 and $6,269,786 at December 31, 1998
       and 1997, respectively)                                5,322,469      6,308,524
    Cash                                                        452,502        141,589
    Unrealized gains (losses) on open futures contracts        (466,699)        27,202
    Open option contracts, at market                             51,875         10,780
Interest receivable                                               2,973          4,395
                                                            ===========      =========
       Total assets                                         $ 5,504,092      6,647,645
                                                            ===========      =========

                     LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
    Accrued management fees                                 $    17,191         20,855
    Accrued incentive fees                                           --          1,662
    Other accrued expenses                                       63,429         60,387
    Redemptions payable                                         137,884         80,700
                                                            -----------      ---------
       Total liabilities                                        218,504        163,604
                                                            -----------      ---------
Partners' capital:
    General partners                                            283,263        357,891
    Limited partners                                          5,002,325      6,126,150
                                                            -----------      ---------
       Total partners' capital                                5,285,588      6,484,041
                                                            -----------      ---------
                                                            $ 5,504,092      6,647,645
                                                            ===========      =========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                            Statements of Operations

                  Years ended December 31, 1998, 1997 and 1996



                                                              1998            1997           1996
                                                           -----------     ----------     ----------
Net (losses) gains on trading of commodity futures
   and options contracts:
       Realized gains (losses) on closed positions         $  (488,722)       472,553      3,457,913
       Change in unrealized losses on open
          futures contracts                                   (493,901)      (158,830)       (45,994)
       Change in unrealized gains (losses)
          on open options contracts                             41,095         10,780         (1,840)
                                                           -----------     ----------     ----------
                   Net (losses) gains on investments          (941,528)       324,503      3,410,079
Investment income - interest (note 3)                          332,240        294,507        187,206
                                                           -----------     ----------     ----------
                   (Loss) income from operations              (609,288)       619,010      3,597,285
                                                           -----------     ----------     ----------
Brokerage commissions (note 3)                                 737,296        797,000        541,907
Exchange, clearing fees and NFA charges                         32,785         41,772         23,322
Management fee allocations (note 2)                            259,437        223,279        151,969
Incentive fee allocations (note 2)                              14,116          3,091        384,117
Professional and administrative expenses                        72,000         58,403         82,026
                                                           -----------     ----------     ----------
                                                             1,115,634      1,123,545      1,183,341
                                                           -----------     ----------     ----------
                   Net (loss) earnings                     $(1,724,922)      (504,535)     2,413,944
                                                           ===========     ==========     ==========
                   Net (loss) earnings allocated to
                     general partner                       $   (74,628)       (16,850)       208,349
                                                           ===========     ==========     ==========
                   Net (loss) earnings allocated to
                     limited partners                      $(1,650,294)      (487,685)     2,205,595
                                                           ===========     ==========     ==========
                   Average net (loss) earnings per unit    $    (50.01)        (19.61)        115.23
                                                           ===========     ==========     ==========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                   Statements of Changes in Partners' Capital

                  Years ended December 31, 1998, 1997 and 1996



                                                             GENERAL       LIMITED
                                                             PARTNERS      PARTNERS        TOTAL
                                                            ---------     ----------     ----------
Partners' capital at December 31, 1995                      $ 166,392      2,831,228      2,997,620
Capital contributions (395 units)                                  --         96,154         96,154
Redemption of units (2,798 units)                                  --       (442,122)      (442,122)
Distributions                                                      --       (288,507)      (288,507)
Net income                                                    208,349      2,205,595      2,413,944
                                                            ---------     ----------     ----------
Partners' capital at December 31, 1996                        374,741      4,402,348      4,777,089
Capital contributions (13,552 units)                               --      2,755,044      2,755,044
Redemption of units (1,555 units)                                  --       (299,329)      (299,329)
Distributions (1,862 units)                                        --       (244,228)      (244,228)
Net loss                                                      (16,850)      (487,685)      (504,535)
                                                            ---------     ----------     ----------
Partners' capital at December 31, 1997                        357,891      6,126,150      6,484,041
Capital contributions (4,353 units)                                --        866,406        866,406
Redemption of units (1,944 units)                                  --       (339,937)      (339,937)
Net loss                                                      (74,628)    (1,650,294)    (1,724,922)
                                                            ---------     ----------     ----------
Partners' capital at December 31, 1998                      $ 283,263      5,002,325      5,285,588
                                                            =========     ==========     ==========


Average net asset value per limited partnership unit at:
    December 31, 1998; 34,206.8518 units outstanding                                     $   146.24
                                                                                         ==========
    December 31, 1997; 31,797.3173 units outstanding                                     $   192.66
                                                                                         ==========
    December 31, 1996; 17,938.6369 units outstanding                                     $   245.41
                                                                                         ==========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996


                                                                  1998           1997           1996
                                                              -----------     -----------    ----------
Cash flows from operating activities:
    Net (loss) earnings                                       $(1,724,922)      (504,535)     2,413,944
       Adjustments to reconcile net (loss) earnings to
         net cash provided (used) by operating activities:
            Net unrealized losses on open contracts               452,806        148,050         47,834
            (Increase) decrease in operating assets:
              Investments in commodities futures
                 trading account                                  675,142     (1,858,269)    (1,641,232)
              Interest receivable                                   1,422          4,262         (3,601)
            Increase (decrease) in operating liabilities:
              Accrued management fees                              (3,664)        10,822            (44)
              Accrued incentive fees                               (1,662)       (31,187)       (65,111)
              Other accrued expenses                                3,042         17,843         27,055
                                                              -----------     ----------     ----------
                 Net cash (used in) provided by
                   operating activities                          (597,836)    (2,213,014)       778,845
Cash flows from financing activities:
    Net proceeds from sale of limited partnership units           866,406      2,755,044         96,154
    Redemptions of limited partnership units                     (282,753)      (251,201)      (493,476)
    Distributions to limited partners                                  --       (244,228)      (288,507)
                                                              -----------     ----------     ----------
                 Net cash provided by (used in)
                   financing activities                           583,653      2,259,615       (685,829)
                                                              -----------     ----------     ----------
Net (decrease) increase in cash                                   (14,183)        46,601         93,016
Cash at beginning of year                                         155,155        108,554         15,538
                                                              -----------     ----------     ----------
Cash at end of year                                           $   140,972        155,155        108,554
                                                              ===========     ==========     ==========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                           Summary of Net Asset Values

                                December 31, 1998

                               NUMBER           NUMBER          NUMBER          NUMBER        NET ASSET   TOTAL LIMITED
    SUBSCRIBER                OF UNITS         OF UNITS        OF UNITS        OF UNITS         VALUE      PARTNER NET
   ADMISSION DATE            SUBSCRIBED        WITHDRAWN       DISTRIBUTED     OUTSTANDING     PER UNIT    ASSET VALUE
--------------------        ------------     -------------    -------------   ------------- -------------- ------------
January 1, 1996             43,256.2273      (22,527.1643)      1,793.0394      17,522.1024  $    146.6195  $2,569,081
November 1, 1996               239.4689          (65.0721)         41.3760         215.7728       146.6195      31,636
December 1, 1996               155.2598          (73.6830)         27.5246         109.1014       146.6195      15,996
January 1, 1997                708.7734         (251.8320)             --          456.9414       146.6195      66,997
February 1, 1997             1,555.9517         (225.5000)             --        1,330.4517       146.6194     195,070
March 1, 1997                2,630.9876         (463.1330)             --        2,167.8546       146.5239     317,642
April 1, 1997                3,704.4494         (163.7290)             --        3,540.7204       146.3058     518,028
May 1, 1997                  1,381.6388         (259.8730)             --        1,121.7658       146.0901     163,879
June 1, 1997                   988.1934         (113.8470)             --          874.3464       146.6194     128,196
July 1, 1997                   826.3808           (6.8940)             --          819.4868       143.2701     117,408
August 1, 1997                 493.4459                --              --          493.4459       144.2740      71,191
September 1, 1997              209.0262                --              --          209.0262       143.9424      30,088
October 1, 1997                496.1560                --              --          496.1560       144.3731      71,631
November 1, 1997               229.6653                --              --          229.6653       144.4227      33,169
December 1, 1997               327.4226                --              --          327.4226       144.7055      47,380
January 1, 1998                103.8085                --              --          103.8085       144.8718      15,039
February 1, 1998               509.8596          (50.8030)             --          459.0566       144.5137      66,340
March 1, 1998                1,177.3329                --              --        1,177.3329       144.7433     170,411
April 1, 1998                  717.5374                --              --          717.5374       146.2485     104,939
May 1, 1998                    422.0476                --              --          422.0476       146.2485      61,724
June 1, 1998                   669.0029                --              --          669.0029       146.2485      97,840
August 1, 1998                 506.3963           (9.7090)             --          496.6873       145.9705      72,501
September 1, 1998               29.1615                --              --           29.1615       146.2467       4,265
October 1, 1998                217.9573                --              --          217.9573       146.2418      31,874
                            -----------       -----------      ----------       -----------    -----------  ----------
                            61,556.1511      (24,211.2394)     1,861.9400       34,206.8518    $  146.2376  $5,002,325
                            ===========       ===========      ==========       ===========    ===========  ==========



See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                           Summary of Net Asset Values

                                December 31, 1997

                         NUMBER           NUMBER          NUMBER          NUMBER        NET ASSET    TOTAL LIMITED
    SUBSCRIBER          OF UNITS         OF UNITS        OF UNITS        OF UNITS         VALUE       PARTNER NET
   ADMISSION DATE      SUBSCRIBED       WITHDRAWN       DISTRIBUTED     OUTSTANDING      PER UNIT     ASSET VALUE
-------------------   ------------     ------------     ------------    -----------     ----------    ------------
January 1, 1996       43,256.2273      (27,202.5977)     1,793.0394     17,846.6690     $ 192.7624    $3,440,167
November 1, 1996         239.4689          (65.0721)        41.3760        215.7728       192.7624        41,593
December 1, 1996         155.2598                --         27.5246        182.7844       192.7624        35,234
January 1, 1997          708.7734                --              --        708.7734       192.7624       136,625
February 1, 1997       1,555.9517                --              --      1,555.9517       192.7623       299,929
March 1, 1997          2,630.9876                --              --      2,630.9876       192.7625       507,155
April 1, 1997          3,704.4494                --              --      3,704.4494       192.7624       714,078
May 1, 1997            1,381.6388                --              --      1,381.6388       192.7624       266,328
June 1, 1997             988.1934                --              --        988.1934       192.7624       190,486
July 1, 1997             826.3808                --              --        826.3808       190.5557       157,472
August 1, 1997           493.4459                --              --        493.4459       191.8761        94,680
September 1, 1997        209.0262                --              --        209.0262       191.4386        40,016
October 1, 1997          496.1560                --              --        496.1560       192.0056        95,265
November 1, 1997         229.6653                --              --        229.6653       192.0699        44,112
December 1, 1997         327.4226                --              --        327.4226       192.4436        63,010
                      -----------       -----------      ----------     -----------     ----------    ----------
                      57,203.0471      (27,267.6698)     1,861.9400     31,797.3173     $ 192.6625    $6,126,150
                      ===========       ===========      ==========     ===========     ==========    ==========



See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                           Summary of Net Asset Values

                                December 31, 1996

                                         NUMBER           NUMBER          NUMBER         NET ASSET      TOTAL LIMITED
    SUBSCRIBER                          OF UNITS         OF UNITS        OF UNITS          VALUE         PARTNER NET
   ADMISSION DATE                      SUBSCRIBED        WITHDRAWN      OUTSTANDING      PER UNIT        ASSET VALUE
-------------------                   -----------      -------------    -----------     -----------     -------------
January 1, 1996                       43,256.2273      (25,712.3191)    17,543.9082     $    245.38     $   4,304,987
November 1, 1996                         239.4689                --        239.4689          246.28            58,977
December 1, 1996                         155.2598                --        155.2598          247.23            38,384
                                      -----------      ------------     -----------     -----------     -------------
                                      43,650.9560      (25,712.3191)    17,938.6369     $    245.41     $   4,402,348
                                      ===========      ============     ===========     ===========     =============



See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                           December 31, 1998 and 1997



(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    ORGANIZATION

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

       (B)    EQUITY IN COMMODITY FUTURES TRADING ACCOUNT

              U.S. government obligations represent investments in U.S. Treasury Bills with a maturity of 90 days or less and are carried at fair value and any unrealized gains and losses are reflected in income. Cash represents deposits at brokers and funds temporarily held in interest bearing accounts.




                                     F-9                             (Continued)

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                           December 31, 1998 and 1997



       (C)    FUTURES CONTRACTS AND OPTIONS CONTRACTS

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

       (D)    INCOME TAXES

              No provision for income taxes has been made in the accompanying financial statements since, as a partnership, income and losses for tax purposes are allocated to the partners for inclusion in their respective tax returns.



                                     F-10                            (Continued)

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                           December 31, 1998 and 1997



       (E)    MANAGEMENT ESTIMATES

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

       (F)    RECLASSIFICATIONS

              Certain 1997 and 1996 amounts have been reclassified to conform to their 1998 presentation.

       (G)    AVERAGE NET (LOSS) EARNINGS PER UNIT

              The average net (loss) earnings per unit as reported on the statement of operations was calculated as (loss) earnings allocated to the limited partners divided by average outstanding units during the year.

       (G)    RECENT ACCOUNTING PRONOUNCEMENT

              In June 1998, SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activity," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years, and quarters of fiscal years beginning after June 15, 1999. The Partnership intends to comply with this statement in 2000.

       (H)    YEAR 2000

              The Partnership is addressing the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

              The Partnership utilizes computer systems and applications maintained by Refco, Inc. ("Refco"), its commodity broker, for trading activities and recordkeeping. Management has assessed the impact of Year 2000 issues on the computer systems and applications, on which the Partnership relies. The operators of the systems have developed a remediation plan. Conversion and implementation activities for mission critical systems are in process and management expects


                                     F-11                            (Continued)

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                           December 31, 1998 and 1997



              implementation and testing, by the operators, to be completed by the middle of 1999. The Partnership's costs associated with these systems changes will not be material, because of its relationship with Refco. Estimates of the completion date for implementation and testing of mission critical systems are based on assumptions which management and the operators believe are reasonable and appropriate.

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

                                              1998         1997         1996
                                            --------     -------      -------
            Management fees                 $259,437     223,279      151,969
            Incentive fees                    14,116       3,091      384,117

(3)    CUSTOMER AGREEMENT WITH REFCO, INC.

       The Partnership entered into a customer agreement with Refco, pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. Refco charges the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco in 1998, 1997 and 1996 were $737,296, $797,000 and $541,907, respectively.
       The Partnership earns interest on Treasury Bills held in its account, on interest-bearing accounts and on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate that approximated the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership in 1998, 1997 and 1996 was $332,240, $294,507 and $187,206, respectively.

(4)    RELATED PARTIES

       The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners and the Memphis branch of Refco, the Partnership's commodity broker.



                                     F-12                            (Continued)

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                           December 31, 1998 and 1997



(5)    DISTRIBUTION TO LIMITED PARTNERS

       On January 16, 1997, the General Partner declared a distribution to the limited partners equal to the difference between the December 31, 1996 net asset value per unit and $210 per unit. This distribution, totaling $244,228 in cash (approximately $13.61 per unit) and 1,861.94 in units, resulted in each unit holder having a net asset value of $210 per unit on January 1, 1997. No distributions were declared in 1998.

(6)    OFF-BALANCE-SHEET RISK

       In the normal course of business, the Partnership enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments include financial futures contracts and option contracts. Futures contracts provide for the delayed delivery of commodities, which the seller agrees to make delivery at a specified future date, at a specified price. Futures contracts and options on such contracts are held for trading and arbitrage purposes. The notional value of these contracts reflect the extent of involvement the Partnership has in particular types of contracts. Risk arises from movements in commodities' values. At December 31, 1998, the underlying notional value of open contract commitments were long $(18,214,281) and short $(13,052,700).

       The Partnership trades in a variety of futures and options financial instruments, and all open positions are reported at fair value. Trading loss, including realized and unrealized gains and losses, from financial futures contracts and options transactions for the year ended December 31, 1998 was $(941,528). The average fair value of open commodity financial instruments, and the year-end market value of open commodities are as follows:

                                             AVERAGE FAIR           MARKET FAIR
                                             VALUE OF OPEN      OF OPEN POSITIONS AT
                                         POSITIONS DURING 1998   DECEMBER 31, 1998
                                         ---------------------  --------------------
             Assets (Long Positions)         $    (254,613)           (423,129)
             Liabilities (Short Positions)         126,446               8,305


       MARKET RISK

       Derivative instruments involve varying degrees of off-balance sheet market risks, and changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity in the markets in which the financial instruments are traded.




                                    F-13                             (Continued)

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                           December 31, 1998 and 1997


       CREDIT RISK

       The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions (non-exchange-traded), because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.

       The fair value amounts in the above tables represent the extent of the Partnership's market exposure in the particular class of derivative instrument listed, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments from counterparty nonperformance is the net unrealized gain, if any, included on the Statement of Financial Condition.

(7)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial condition, for which it is practicable to estimate fair value. If estimating fair value is not practicable, this Statement requires disclosures of descriptive information pertinent to estimating the value of a financial instrument. At December 31, 1998, substantially all of the Partnership's financial instruments, as defined in the Statement, are carried at fair value.



                                    F-14                             (Continued)

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996



(8)      SEGMENT INFORMATION

         The Fund's principal activity is speculative trading of agricultural commodities futures contracts and other commodity interests. The Fund has five reportable segments: soybean, cattle, grain spread, corn and cotton. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All other includes commodities interests traded in coffee, Deutsche Marks, S&P Petroleum, S&P Futures and Wheat.

         The results of operations and selected financial information by commodity trading segment for the three years ended December 31, 1998, 1997 and 1996 are presented below:

                                                                          GRAIN
                                                 SOYBEAN       CATTLE     SPREAD      CORN       COTTON      OTHER         TOTAL
                                               -----------    --------    -------   --------    --------    --------    ----------
1998
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions       $  (794,729)    121,714    391,865   (328,887)   (590,829)    (57,937)   (1,258,803)

Change in unrealized losses on
     open positions                                (83,434)   (343,915)     1,000    (70,000)       (296)      2,744      (493,901)
Change in unrealized gains (losses) on
     open position contracts                        51,720          --         --    (17,500)      6,875          --        41,095
                                               -----------    --------    -------   --------    --------    --------   -----------
       Net gains (losses) on trading
         activities                            $  (826,443)   (222,201)   392,865   (416,387)   (584,250)    (55,193)   (1,711,609)
                                               ===========    ========    =======   ========    ========    ========

Investment income - interest                                                                                               332,240
Management fees                                                                                                           (259,437)
Incentive fees                                                                                                             (14,116)
Professional and administrative expenses                                                                                   (72,000)
                                                                                                                       -----------
       Net earnings (loss)                                                                                             $(1,724,922)
                                                                                                                       ===========

SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open
     futures contracts                         $   (49,120)   (414,360)        --         --          --      (3,219)     (466,699)
Open option contracts, at market                    45,000          --         --         --       6,875          --        51,875
                                               -----------    --------    -------   --------    --------    --------   -----------
                                               $    (4,120)   (414,360)        --         --       6,875      (3,219)     (414,824)
                                               ===========    ========    =======   ========    ========    ========
     Other unallocated amounts                                                                                           5,918,916
                                                                                                                       -----------
Total assets                                                                                                           $ 5,504,092
                                                                                                                       ===========



                                     F-15                            (Continued)

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


                                                                          GRAIN
                                                 SOYBEAN       CATTLE     SPREAD      CORN       COTTON      OTHER         TOTAL
                                               -----------    --------    -------   --------    --------    --------    ----------
1997
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions       $    25,735    (133,558)    266,214    (434,826)   (303,930)    214,146    (366,219)

Change in unrealized losses on
     open positions                                 43,194    (144,975)     (1,000)   (160,875)     36,696      68,130    (158,830)
Change in unrealized gains (losses) on
     open position contracts                        (6,720)         --          --      17,500          --          --      10,780
                                               -----------    --------     -------    --------    --------    --------  ----------
       Net gains (losses) on trading
           activities                          $    62,209    (278,533)    265,214    (578,201)   (267,234)    282,276    (514,269)
                                               ===========    ========     =======    ========    ========    ========
Investment income - interest                                                                                               294,507
Management fees                                                                                                           (223,279)
Incentive fees                                                                                                              (3,091)
Professional and administrative expenses                                                                                   (58,403)
                                                                                                                        ----------
       Net earnings (loss)                                                                                              $ (504,535)
                                                                                                                        ==========

SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open
     futures contracts                         $    34,314     (70,445)     (1,000)     70,000         296      (5,963)     27,202
Open option contracts, at market                    (6,720)         --          --      17,500          --          --      10,780
                                               -----------    --------     -------    --------    --------    --------  ----------
                                               $    27,594     (70,445)     (1,000)     87,500         296      (5,963)     37,982
                                               ===========    ========     =======    ========    ========    ========
     Other unallocated amounts                                                                                           6,609,663
                                                                                                                        ----------
Total assets                                                                                                            $6,647,645
                                                                                                                        ==========


                                     F-16                            (Continued)

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


                                                                          GRAIN
                                                 SOYBEAN       CATTLE     SPREAD      CORN       COTTON      OTHER         TOTAL
                                               -----------    --------    -------   --------    --------    --------    ----------
1996
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions       $  (158,391)   298,926   (10,178)   2,268,338     260,747     233,242     2,892,684

Change in unrealized losses on
     open positions                                (37,066)    97,610        --       62,125     (36,395)   (132,268)      (45,994)
Change in unrealized gains (losses) on
     open position contracts                            --         --        --           --      (1,840)         --        (1,840)
                                               -----------    -------   -------    ---------     -------    --------
       Net gains (losses) on trading
           activities                          $  (195,457)   396,536   (10,178)   2,330,463     222,512     100,974     2,844,850
                                               ===========    =======   =======    =========     =======    ========
Investment income - interest                                                                                               187,206
Management fees                                                                                                           (151,969)
Incentive fees                                                                                                            (384,117)
Professional and administrative expenses                                                                                   (82,026)
                                                                                                                        ----------
       Net earnings (loss)                                                                                              $2,413,944
                                                                                                                        ==========

SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open
     futures contracts                         $    (8,880)    74,530        --      230,875     (36,400)    (74,093)      186,032
Open option contracts, at market                        --         --        --           --          --          --            --
                                               -----------    -------   -------    ---------     -------    --------    ----------
                                               $    (8,880)    74,530        --      230,875     (36,400)    (74,093)      186,032
                                               ===========    =======   =======    =========     =======    ========

       Other unallocated amounts                                                                                         4,709,055
                                                                                                                        ----------
Total assets                                                                                                            $4,895,087
                                                                                                                        ==========


                                     F-17                            (Continued)

                                                                      SCHEDULE 1

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                             Schedule of Investments

                                December 31, 1998



                                                                  PAR OR
                                                                NUMBER OF             FAIR
                             Description                        CONTRACTS             VALUE
                                                               -----------         ----------
United States Treasury Bill due January 28, 1999                3,350,000          $3,339,215
United States Treasury Bill due February 11, 1999                 400,000             397,970
United States Treasury Bill due March 18, 1999                  1,600,000           1,585,284
                                                                                   ----------
                                                                                    5,322,469
                                                                                   ----------
Net cash balances from futures trading                                                452,502
                                                                                   ----------
Open options contracts in futures trading accounts:
    February 9 Live Cattle                                                               (880)
    April 9 Live Cattle                                                              (233,010)
    June 9 Live Cattle                                                                (95,580)
    August 9 Live Cattle                                                              (72,290)
    April 9 Lean Hogs                                                                 (11,000)
    June 9 Lean Hogs                                                                   (1,600)
    March 9 Soybean Meal                                                               28,000
    July 9 Soybean Meal                                                               (93,800)
    March 9 Soybean Oil                                                              (133,620)
    May 9 Soybean Oil                                                                  99,000
    July 9 Soybean Oil                                                                 51,300
    March 9 U S T Bond Future                                                          (7,344)
    IOM S&P Index                                                                       4,125
    March 9 Cotton Options                                                              6,000
    March 9 Cotton Options                                                              3,000
    March 9 Cotton Options                                                             (1,500)
    March 9 Cotton Options                                                               (625)
    March 9 Soybean - CBT Option                                                       22,500
    March 9 Soybean - CBT Option                                                       22,500
                                                                                   ----------
                                                                                     (414,824)
                                                                                   ----------
    Total equity in futures trading accounts                                           37,678
                                                                                   ----------
    Total investments                                                              $5,360,147
                                                                                   ==========


See accompanying independent accountant's report.

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


/s/ Frank L. Watson, Jr.
------------------------------------
Frank L. Watson, Jr., Chairman
Randell Commodity Corporation


     SWORN TO AND SUBSCRIBED before me this 26 day of March 1999.


/s/ Marty Morgan
----------------------------------------------
Marty Morgan
NOTARY PUBLIC



My Commission Expires: January 31, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, and State of Tennessee on the 26 day of March 1999.


CERES FUND, L.P.

By:   RANDELL COMMODITY CORPORATION
      Managing General Partner

      /s/ Frank L. Watson, Jr.
      ----------------------------------------
By:   Frank L. Watson, Jr.
      Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Managing General Partner of the Registrant in the capacities and on the date indicated.


RANDELL COMMODITY CORPORATION
Managing General Partner of the Registrant


/s/ Frank L. Watson, Jr.
-----------------------------------------------
By:   Frank L. Watson, Jr., Principal
      Executive Officer & Sole Director

March 26, 1999