Form 10-Q
period 1999-03-31
CERES FUND LP
filed 1999-05-14
CIK 869711

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )         No  (   )

                                CERES FUND, L.P.

                                    CONTENTS

                                                                                PAGE
PART I.    Financial Information

           ITEM 1.  Financial Statements (unaudited)

                       Statements of Financial Condition
                       March 31, 1999, and December 31, 1998.....................  4

                       Statements of Operations
                       Three Months Ended March 31, 1999 and 1998................  5

                       Statements of Cash Flows
                       Three Months Ended March 31, 1999 and 1998................  6

                       Notes to Financial Statements.............................  7

           ITEM 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations............. 10

PART II.   Other Information .................................................... 11

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

                                CERES FUND, L.P.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1998, as set forth in the annual consolidated financial statements of Ceres Fund, L.P. as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                        Statements of Financial Condition

                      March 31, 1999 and December 31, 1998
                                   (Unaudited)

                                                              March 31, 1999   December 31, 1998
                                                              --------------   -----------------
Assets:
   Cash                                                          $   41,140      $   140,972
   U. S. Treasury obligations at
     cost plus accrued interest                                   5,618,647        5,322,469
   Equity in commodity trading account:
        Cash                                                        123,105          452,502
        Unrealized gain (loss) on
           open futures contracts                                    16,685         (466,699)
        Market Value of open option
           contracts                                                   --             51,875
   Other assets                                                         782            2,973
                                                                 ----------      -----------
                                                                 $5,800,359      $ 5,504,092
                                                                 ==========      ===========

                          Liabilities and Partners' Capital

Liabilities:
   Accrued management fees                                       $   18,158      $    17,191
   Accrued incentive fees                                              --               --
   Other accrued expenses                                            31,805           63,429
   Amounts Received for Future Subscriptions                         11,000             --
   Redemptions payable                                               84,785          137,884
                                                                 ----------      -----------
                                                                    145,748          218,504
                                                                 ----------      -----------
Partners' capital:
   General partners                                                 310,069          283,263
   Limited partners                                               5,344,542        5,002,325
                                                                 ----------      -----------
         Total partners' capital                                  5,654,611        5,285,588
                                                                 ----------      -----------
                                                                 $5,800,359      $ 5,504,092
                                                                 ==========      ===========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                         Three Months Ended March 31,
                                             1999          1998
                                           --------      --------
Income
     Net gains on trading
       of commodity futures and
       option contracts:
     Realized gain on closed
       positions                           $ 37,337      $554,172
     Change in unrealized gain on
       open positions                       513,697       207,576
     Interest                                58,879        83,131
                                           --------      --------
           Income From Operations          $609,913      $844,879
                                           --------      --------
Expenses
     Brokerage commissions, exchange,
      clearing fees  and NFA charges         92,553       193,052
     Management fee allocations              53,952        64,352
     Incentive fee allocations                 --          13,932
     Professional and administrative
       expenses                              18,000        18,000
                                           --------      --------
                                            164,505       289,336
                                           --------      --------
           Net Income                      $445,408      $555,543
                                           ========      ========

Aggregate Income
   Allocated to General Partners           $ 26,806      $ 33,362

Aggregate Income
   Allocated to Limited Partners           $418,602      $522,181

Net Income per Limited
   Partnership Unit                        $  12.32      $  16.12


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)

                                                          Three Months Ended March 31,
                                                              1999           1998
                                                           ---------       ---------
Cash flows from operating activities:

Net Income (Loss)                                          $ 445,408       $ 555,543

Adjustments to reconcile net Income (Loss) to net cash provided by operating activities:

   Net unrealized gain (loss) on open contracts              513,697         207,576

(Increase) decrease in operating assets:

   U. S. Treasury obligation                                (296,178)       (246,832)
   Cash in commodities trading account                       329,397        (443,783)

   Unrealized gain (loss) on open futures and
     options contracts                                      (997,081)       (420,771)
 Market Value of open option contracts                        51,875           1,670
   Other Assets                                                2,191             313

Increase (decrease) in operating liabilities:

   Accrued management fees                                       967           2,661
   Accrued incentive fees                                       --            12,270
   Other accrued expenses                                    (31,624)        (28,853)
   Amounts received for future subscriptions                  11,000               6
   Redemptions payable                                       (53,099)         44,149
                                                           ---------       ---------

      Total Adjustments                                     (468,855)       (871,594)
                                                           ---------       ---------

Net Cash from (used in) in operating activities              (23,447)       (316,051)

Cash Flows from (used in) financing activities:

  Net proceeds from sale of limited partnership units          8,400         341,684
  Redemption of limited partnership units                    (84,785)       (124,849)
                                                           ---------       ---------

Net increase (decrease) in cash                              (99,832)        (99,216)
Cash at the beginning of the year                            140,972         155,155
                                                           ---------       ---------
Cash at the end of the quarter                             $  41,140       $  55,939
                                                           =========       =========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1999


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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At March 31, 1999 a total of 61,899.2479 units have been sold, 1,861.9400 units have been distributed in lieu of a cash distribution, and 30,038.4781 units have been redeemed, leaving an outstanding balance at March 31, 1999, of 33,722.7098 units.

The general partners agreed to make a capital contribution of the lesser of $100,000 or 3% of total partnership capitalization and made an initial capital contribution of $45,000 at the close of the initial offering and have made additional capital contributions to date of $55,000 to meet its investment commitment in the Partnership. In no event will the general partners' interest in the Partnership be less than 1% of total partnership capitalization.

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

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the three months ended March 31, 1999, management fees totaled $53,952 and incentive fees totaled $0.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 1999, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during the first quarter 1999 were $88,222. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this three month period amounted to $58,879.

(4)  Related Parties

The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners, the Memphis branch of Refco and the Partnership's commodity broker.

(5)  Calculation of Net Income (Loss) per Limited Partnership Unit

The Net Income (Loss) per Limited Partnership Unit for the period from January 1, 1999, through March 31, 1999 of $12.32 was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of $418,602 by the Average Units outstanding between December 31, 1998 and March 31, 1999 (33,964.7808 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from January 1, 1998 through March 31, 1998 of $16.12 was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of

$522,181 by the Average Units outstanding between December 31, 1997 and March 31, 1998 (32,391.3316 Units).

(6) Recent Pronouncements

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

(7)  Year 2000

The Partnership is addressing potential Year 2000 problems. The Partnership does not have any anticipated costs, problems or uncertainties associated with the Year 2000 issue. The Partnership relies on the General Partners to provide the Partnership with certain calculations and reports, so if the Year 2000 Issue is material to the General Partners, then it may impact the Partnership. However, the Year 2000 issue is not material for the General Partners since the administration software is currently being replaced and will be in compliance with Y2000 prior to the end of 1998. In addition, the Clearing Broker is undergoing an intensive review to determine what areas (if any) are not in compliance with Y2000, and expects to be in compliance by the end of 1998. Neither the software replacement nor the compliance review are expected to be material or to yield noncompliance issues that are material. The Year 2000 readiness assessment is complete as of March 31, 1999, allowing adequate time for additional testing and refinement of contingency plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion should be read in conjunction with the Financial Statements and the discussion of Ceres Fund, L.P.'s (the "Partnership") business and other detailed information appearing elsewhere herein. All information is based on the Partnership's fiscal quarter ended March 31.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 1999, compared to the Three Months Ended March 31, 1998.

Trading results were less profitable during the three months ended March 31, 1999, as compared to the same period in 1998. The Partnership had income from trading activities of $609,913 for the three months ended March 31, 1999, as compared to income from trading activities of $844,879 for the three months ended March 31, 1998. The gains during this period are primarily attributable to gains in connection with the trading of grain contracts. As a result of such gains from trading activities, the Partnership had a net income of $445,408 for the three months ended March 31, 1999, compared to net income of $555,543 for the same period in 1998; and a net income per limited partnership Unit of $12.32 for the three months ended March 31, 1999, compared to a net income per limited partnership Unit of $16.12 for the same period in 1998.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days, and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 1999, through March 31, 1999, 51.6151 additional Units were sold and 535.7571 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C. These securities were registered under the Securities Act of 1933.

D. (1) Units of Limited Partnership interest outstanding at

       January 31, 1999 - 34,206.8518

   (2) Units of Limited Partnership interest outstanding at

       February 28, 1999 - 34,206.8518

   (3) Units of Limited Partnership interest outstanding at

       March 31, 1999 - 33,722.7098

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates                  Units               Amount

      January 1, 1999                --                   --
      February 1, 1999               --                   --
      March 1, 1999             51.6151            $   8,400

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates                     Units              Amount

      March 31, 1999               535.7571           $ 84,785

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               (27)    Financial Data Schedule (for SEC use only).

         (b)   Reports on Form 8-K.

               None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

     Date:  May 13, 1999


CERES FUND, L.P.
By:  Randell Commodity Corporation
Managing General Partner


By:  Frank L. Watson, Jr.

/s/ Frank L. Watson, Jr.
-------------------------
Frank L. Watson, Jr.
Chairman