Form 10-Q
period 1999-06-30
CERES FUND LP
filed 1999-08-13
CIK 869711

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Yes [X]         No  [ ]

                                CERES FUND, L.P.

                                    CONTENTS

                                                                                       PAGE
                                                                                       ----

PART I.   Financial Information

          ITEM 1. Financial Statements (unaudited)

                        Statements of Financial Condition
                        June 30, 1999, and December 31, 1998............................ 4

                        Statements of Operations
                        Three and Six Months Ended June 30, 1999 and 1998............... 5

                        Statements of Cash Flows
                        Six Months Ended June 30, 1999 and 1998......................... 6

                        Notes to Financial Statements................................... 7

          ITEM 2.       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations................... 10

PART II.  Other Information ............................................................ 11


                           FORWARD-LOOKING STATEMENTS

         Statements contained in this Report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding liquidity and capital resources. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, competition from other companies, changes in the Partnership's operation or expansion strategy, the general economy of the United States and the specific markets in which the Partnership operates and other factors as may be identified from time to time in the Partnership's filings with the Securities and Exchange Commission or in the Partnership's press releases.

                                CERES FUND, L.P.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1998, as set forth in the annual consolidated financial statements of Ceres Fund, L.P. as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the six-month and three-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                        Statements of Financial Condition

                       June 30, 1999 and December 31, 1998
                                   (Unaudited)

                                               June 30,         December 31,
                                                 1999               1998
                                              -----------        -----------
Assets:
   Cash                                       $    26,534        $   140,972
   U. S. Treasury obligations at
     cost plus accrued interest                 5,766,588          5,322,469
   Equity in commodity trading account:
        Cash                                       26,381            452,502
        Unrealized loss on
           open futures contracts                (102,050)          (466,699)
        Market value of open option
           contracts                                6,875             51,875
   Other assets                                       472              2,973
                                              -----------        -----------
                                              $ 5,724,800        $ 5,504,092
                                              ===========        ===========

                        Liabilities and Partners' Capital

Liabilities:
   Accrued management fees                    $    17,967        $    17,191
   Other accrued expenses                          21,218             63,429
   Redemptions payable                            155,413            137,884
                                              -----------        -----------
         Total liabilities                        194,598            218,504
                                              -----------        -----------
Partners' capital:
   General partners                               313,369            283,263
   Limited partners                             5,216,833          5,002,325
                                              -----------        -----------
         Total partners' capital                5,530,202          5,285,588
                                              -----------        -----------
                                              $ 5,724,800        $ 5,504,092
                                              ===========        ===========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                              Six Months Ended June 30,      Three Months Ended June 30,
                                                1999            1998            1999            1998
                                              --------      -----------       ---------       ---------
Income:

     Net gains on trading of commodity
       futures and option contracts:
     Realized gain on closed
       positions                              $261,464      $ 1,271,320       $ 224,127       $ 717,148

     Change in unrealized gains (losses)
       on open positions                       392,461         (618,305)       (121,236)       (825,881)

     Interest                                  122,917          176,418          64,038          93,287
                                              --------      -----------       ---------       ---------
           Income (loss) from operations      $776,842      $   829,433       $ 166,929       $ (15,446)
                                              --------      -----------       ---------       ---------

Expenses:

     Brokerage commissions, exchange,
      clearing fees and NFA charges            180,435          449,289          87,882         256,237

     Management fee allocations                108,995          135,824          55,043          71,472

     Incentive fee allocations                      --           13,932              --              --

     Professional and administrative
       expenses                                 36,000           36,000          18,000          18,000
                                              --------      -----------       ---------       ---------
                                               325,430          635,045         160,925         345,709
                                              --------      -----------       ---------       ---------
           Net income (loss)                  $451,412      $   194,388       $   6,004       $(361,155)
                                              ========      ===========       =========       =========

Aggregate income (loss)
   allocated to general partners              $ 30,106           18,639       $   3,300       $( 14,723)

Aggregate income (loss)
   allocated to limited partners              $421,306      $   175,749       $   2,704       $(346,432)

Net income (loss) per limited
   partnership unit                           $  12.56      $      5.30       $     .08       $  (10.26)

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                     1999               1998
                                                                                   ---------        -----------
Cash flows from operating activities:

Net income                                                                         $ 451,412        $   194,388

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Net unrealized gain (loss) on open contracts                                      392,461           (618,305)

(Increase) decrease in assets:

   U. S. Treasury obligations                                                       (444,119)          (645,682)
   Cash in commodities trading account                                               426,121           (660,597)

   Unrealized gain (loss) on open futures and
     options contracts                                                              (757,110)         1,270,230
   Market value of open option contracts                                              45,000             23,718
   Other assets                                                                        2,501                492

Increase (decrease) in liabilities:

   Accrued management fees                                                               776              2,221
   Accrued incentive fees                                                                 --             (1,662)
   Other accrued expenses                                                            (42,211)           (21,206)
   Amounts received for future subscriptions                                              --                  6
   Redemptions payable                                                                17,529            (26,173)
                                                                                   ---------        -----------
Net cash from (used in) in operating activities                                       92,360           (482,570)

Cash flows from (used in) financing activities:

  Net proceeds from sale of limited partnership units                                 33,400            722,559
  Redemption of limited partnership units                                           (240,198)          (179,376)
                                                                                   ---------        -----------

Net (decrease) in cash                                                              (114,438)           (60,613)
Cash at the beginning of the year                                                    140,972            155,155
                                                                                   ---------        -----------
Cash at the end of the quarter                                                     $  26,534        $   215,768
                                                                                   =========        ===========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements
                                  June 30, 1999

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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At June 30, 1999 a total of 62,054.7392 units have been sold, 1,861.9400 units have been distributed in lieu of a cash distribution, and 31,019.0435 units have been redeemed, leaving an outstanding balance at June 30, 1999, of 32,897.6357 units.

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

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the six months ended June 30, 1999, management fees totaled $108,995 and incentive fees totaled $0.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 1999, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during this six-month period of 1999 were $172,511. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this six-month period amounted to $122,917.

(4)  Related Parties

The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners, the Memphis branch of Refco and the Partnership's commodity broker.

(5)  Calculation of Net Income (Loss) per Limited Partnership Unit

The Net Income per Limited Partnership Unit for the period from January 1, 1999, through June 30, 1999 of $12.56 was calculated by dividing the Aggregate Income Allocated to Limited Partners of $421,306 by the Average Units outstanding between December 31, 1998 and June 30, 1999 (33,552.2438 Units).

The Net Income per Limited Partnership Unit for the period from January 1, 1998 through June 30, 1998 of $5.30 was calculated by dividing the Aggregate Income Allocated to Limited Partners of $175,749 by the Average Units outstanding between December 31, 1997 and June 30, 1998 (33,157.7667 Units). The Net Income per Limited Partnership Unit for the period from April 1, 1999 through June 30, 1999 of $.08 was calculated by dividing the Aggregate Income Allocated to Limited Partners of $2,704 by the Average Units outstanding between March 31, 1999 and June 30, 1999 (33,310.1728 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from April 1, 1998 through June 30, 1998 of ($10.26) was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of ($346,432) by the Average Units outstanding between March 31, 1998 and June 30, 1998 (33,751.7810 Units).

(6) Recent Pronouncements

In June 1998, SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative instruments and Hedging Activities" was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The partnership intends to comply with this statement in 2001.

(7)  Year 2000

The Partnership relies on the General Partners to provide the Partnership with certain calculations and reports, so if the Year 2000 Issue is material to the General Partners, then it may impact the Partnership. However, the Year 2000 issue is not material for the General Partners since the administration software is generally "off-the- shelf" and the General Partners have been advised by the vendors of such software that it is Year 2000 compliant . In addition, the Partnership utilizes computer systems and applications maintained by its commodity broker for trading activities and recordkeeping. The General Partners have been advised by the operators of these systems that conversion and implementation activities for mission critical systems are in process of being implemented and tested. Neither the software replacement nor the compliance review is expected to be material or to yield noncompliance issues that are material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion should be read in conjunction with the Financial Statements and the discussion of Ceres Fund, L.P.'s (the "Partnership") business and other detailed information appearing elsewhere herein. All information is based on the Partnership's fiscal quarter ended June 30.

RESULTS OF OPERATIONS

The Three Months and Six Months Ended June 30, 1999, compared to the Three and Six Months Ended June 30, 1998.

Trading results were more profitable during the three months ended June 30, 1999, as compared to the same period in 1998. The Partnership had income from trading activities of $166,929 for the three months ended June 30, 1999, as compared to a loss from trading activities of $15,446 for the three months ended June 30, 1998. The income during this period is primarily attributable to gains in connection with the trading of grain contracts. In addition, the Partnership had a decrease in expenses from $345,709 for the three months ended June 30, 1998 to $160,925 for the three months ended June 30, 1999. The decrease in total expenses was primarily attributable to a decrease in brokerage commissions due to fewer trades during the period. Brokerage commissions, exchange, clearing fees and NFA charges were $87,882 for the three months ended June 30, 1999, as compared to $256,237 for the three months ended June 30, 1998. As a result of the foregoing, the Partnership had a net income of $6,004 for the three months ended June 30, 1999, compared to net loss of $361,155 for the same period in 1998; and a net income per limited partnership Unit of $.08 for the three months ended June 30, 1999, compared to a net loss per limited partnership Unit of $10.26 for the same period in 1998.

Trading results were profitable during the six months ended June 30, 1999, as compared to the same period in 1998. The Partnership had income from trading activities of $776,842 for the six months ended June 30, 1999, compared to profits from trading activities of $829,433 for the six months ended June 30, 1998. The income during this period was primarily attributable to gains in connection with the trading of grain contracts. In addition, the Partnership had a decrease in expenses from $635,045 for the three months ended June 30, 1998, as compared to $451,412 for the three months ended June 30, 1999. The decrease in total expenses was primarily attributable to a reduction in brokerage commissions due to fewer trades during the period. Brokerage commissions, exchange, clearing fees and NFA charges were $180,435 for the six months ended June 30, 1999, as compared to $449,289 for the six months ended June 30, 1998. As a result of the foregoing, the Partnership had a net income of $451,412 for the six months ended June 30, 1999, compared to net income of $194,388 for the same period in 1998, and a net gain per limited partnership Unit of $12.56 for the six months ended June 30, 1999, compared to a net gain per limited partnership Unit of $5.30 for the same period in 1998.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days, and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 1999, through June 30, 1999, 207.1064 additional Units were sold and 1,516.3225 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C. These securities were registered under the Securities Act of 1933.

D. (1) Units of Limited Partnership interest outstanding at

       April 30, 1999 - 33,789.4475

   (2)  Units of Limited Partnership interest outstanding at

        May 31, 1999 - 33,849.5490

   (3) Units of Limited Partnership interest outstanding at

        June 30, 1999 - 32,897.6357

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates                  Units                Amount

      April 1, 1999             66.7377              $ 10,577
      May 1, 1999               60.1015                 9,615
      June 1, 1999              28.6521                 4,808

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

             Dates              Units               Amount

        June 30, 1999           980.5654            $155,413

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

     Date:  August 13, 1999

CERES FUND, L.P.

By: Randell Commodity Corporation
    Managing General Partner



By: /s/Frank L. Watson, Jr.
    ----------------------------------
    Frank L. Watson, Jr.
    Chairman