Form 10-Q
period 1999-09-30
CERES FUND LP
filed 1999-11-15
CIK 869711

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Yes [X]     No  [ ]

                                CERES FUND, L.P.

                                    CONTENTS


                                                                              PAGE
PART I.  Financial Information

         ITEM 1  Financial Statements (unaudited)

                     Statements of Financial Condition
                     September 30, 1999, and December 31, 1998................. 4

                     Statements of Operations
                     Three and Nine Months Ended September 30, 1999 and 1998... 5

                     Statements of Cash Flows
                     Nine Months Ended September 30, 1999 and 1998............. 6

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

                                CERES FUND, L.P.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1998, as set forth in the annual consolidated financial statements of Ceres Fund, L.P. as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the nine-month and three-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                        Statements of Financial Condition

                    September 30, 1999 and December 31, 1998
                                   (Unaudited)



                                              September 30, 1999      December 31, 1998
                                              ------------------      -----------------
Assets:
  Cash                                           $   23,175             $   140,972
  U.S. Treasury obligations at
    cost plus accrued interest                    5,318,552               5,322,469
  Equity in commodity trading account:
      Cash                                           29,895                 452,502
      Unrealized gain (loss) on
        open futures contracts                       27,223                (466,699)
      Market value of open option
        contracts                                    26,656                  51,875
  Other assets                                        1,038                   2,973
                                                 ----------             -----------
  Total Assets:                                  $5,426,539             $ 5,504,092
                                                 ==========             ===========

                       Liabilities and Partners' Capital

Liabilities:
  Accrued management fees                        $   16,994             $    17,191
  Other accrued expenses                             20,348                  63,429
  Redemptions payable                               122,897                 137,884
                                                 ----------             -----------
      Total liabilities                             160,239                 218,504
                                                 ----------             -----------
Partners' capital:
  General partners                                  308,088                 283,263
  Limited partners                                4,958,212               5,002,325
                                                 ----------             -----------
      Total partners' capital                     5,266,300               5,285,588
                                                 ----------             -----------
Total Liabilities and Partners' Capital:         $5,426,539             $ 5,504,092
                                                 ==========             ===========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                            Statements of Operations
                                   (Unaudited)



                                               Nine Months Ended             Three Months Ended
                                                 September 30,                  September 30,
                                              1999           1998            1999           1998
                                              ----           ----            ----           ----
Income:

  Net gains on trading of commodity
    futures and option contracts:
   Realized gain (loss) on closed
    positions                               $110,488      $ 733,570       $(150,976)      $(537,750)

   Change in unrealized gains (losses)
    on open positions                        497,778       (104,689)        105,317         513,616
   Interest                                  186,845        263,930          63,928          87,512
                                            --------      ---------       ---------       ---------
        Income from operations              $795,111      $ 892,811       $  18,269       $  63,378
                                            --------      ---------       ---------       ---------
Expenses:

   Brokerage commissions, exchange,
    clearing fees and NFA charges            273,606        635,661          93,171         186,372

   Management fee allocations                160,440        203,112          51,445          67,288

   Incentive fee allocations                      --         14,116              --             184

   Professional and administrative
    expenses                                  54,000         54,000          18,000          18,000
                                            --------      ---------       ---------       ---------
                                             488,046        906,889         162,616         271,844
                                            --------      ---------       ---------       ---------
        Net income (loss)                   $307,065      $ (14,078)      $(144,347)      $(208,466)
                                            ========      =========       =========       =========

Aggregate income (loss)
 allocated to general partners              $ 24,825      $  11,206       $  (5,281)      $  (7,433)

Aggregate income (loss)
 allocated to limited partners              $282,240      $ (25,284)      $(139,066)      $(201,033)

Net income (loss) per limited
 partnership unit                           $   8.51      $    (.76)      $   (4.28)      $   (5.79)



See accompanying notes to financial statements.

                                CERES FUND, L.P.

                        (A Tennessee Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)


                                                            Nine Months Ended September 30,
                                                                1999              1998
                                                                ----              ----
Cash flows from operating activities:

Net income (loss)                                            $ 307,065         $ (14,078)
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:

   Net unrealized gain (loss) on open contracts                497,778          (104,689)

(Increase) decrease in assets:

   U. S. Treasury obligations                                    3,917          (400,350)
   Cash in commodities trading account                         422,607          (241,824)

   Unrealized gain (loss) on open futures and
     options contracts                                        (991,700)          279,624
   Market value of open option contracts                        25,219           (40,158)
   Other assets                                                  1,935               247

Increase (decrease) in liabilities:

   Accrued management fees                                        (197)            1,707
   Accrued incentive fees                                           --            (1,478)
   Other accrued expenses                                      (43,081)           (9,040)
   Amounts received for future subscriptions                        --            12,500
   Redemptions payable                                         (14,987)          (58,023)
                                                             ---------         ---------
Net cash from (used in) in operating activities                208,556          (575,562)

Cash flows from (used in) financing activities:

  Net proceeds from sale of limited partnership units           36,742           824,461
  Redemption of limited partnership units                     (363,095)         (202,053)
                                                             ---------         ---------
Net increase (decrease) in cash                               (117,797)           46,846
Cash at the beginning of the year                              140,972           155,155
                                                             ---------         ---------
Cash at the end of the quarter                               $  23,175         $ 202,001
                                                             =========         =========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1999

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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At September 30, 1999 a total of 62,076.1046 units have been sold, 1,861.9400 units have been distributed in lieu of a cash distribution, and 31,816.9146 units have been redeemed, leaving an outstanding balance at September 30, 1999, of 32,121.1300 units.

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

Income and expenses of the Partnership (excluding the Management Allocation and Incentive Allocation) will be allocated pro rata among the partners based on their respective capital accounts as of the beginning of the month in which the items of income and expense accrue, except that limited partners have no liability for partnership obligations in excess of their capital accounts, including earnings. The Management Allocation and Incentive Allocation are allocated to the Limited Partners only in accordance with the terms of the Limited Partnership Agreement.

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

Valuation of Futures Contracts

Open commodity futures contracts are valued at market daily, and unrealized gains and losses are reflected in income.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements since, as a partnership, income and losses for tax purposes are allocated to the partners for inclusion in their respective tax returns.

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the nine months ended September 30, 1999, management fees totaled $160,440 and incentive fees totaled $0.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 1999, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during this nine-month period of 1999 were $261,643. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this nine-month period amounted to $186,845.

(4)  Related Parties

The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners, the Memphis branch of Refco and the Partnership's commodity broker.

(5)  Calculation of Net Income (Loss) per Limited Partnership Unit

The Net Income per Limited Partnership Unit for the period from January 1, 1999, through September 30, 1999 of $8.51 was calculated by dividing the Aggregate Income Allocated to Limited Partners of $282,240 by the Average Units outstanding between December 31, 1998 and September 30, 1999 (33,163.9909 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from January 1, 1998 through September 30, 1998 of ($.76) was calculated by dividing the Aggregate Income Allocated to Limited Partners of ($25,284) by the Average Units outstanding between December 31, 1997 and September 30, 1998 (33,366.4837 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from July 1, 1999 through September 30, 1999 of ($4.28) was calculated by dividing the Aggregate Income Allocated to Limited Partners of ($139,066) by the Average Units outstanding between June 30, 1999 and September 30, 1999 (32,509.3829 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from July 1, 1998 through September 30, 1998 of ($5.79) was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of ($201,033) by the Average Units outstanding between June 30, 1998 and September 30, 1998 (34,726.9331 Units).

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

(7) Year 2000

The Partnership relies on the General Partners to provide the Partnership with certain calculations and reports, so if the Year 2000 Issue is material to the General Partners, then it may impact the Partnership. However, the Year 2000 issue is not material for the General Partners since the administration software is generally "off-the-shelf" and the General Partners have been advised by the vendors of such software that it is Year 2000 compliant . In addition, the Partnership utilizes computer systems and applications maintained by its commodity broker for trading activities and recordkeeping. The General Partners have been advised by the operators of these systems that conversion and implementation activities for mission critical systems are in process of being implemented and tested. Neither the software replacement nor the compliance review is expected to be material or to yield noncompliance issues that are material.

                                CERES FUND, L.P.
                        (a Tennessee Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion should be read in conjunction with the Financial Statements and the discussion of Ceres Fund, L.P.'s (the "Partnership") business and other detailed information appearing elsewhere herein. All information is based on the Partnership's fiscal quarter ended September 30, 1999.

RESULTS OF OPERATIONS

The Three Months and Nine Months Ended September 30, 1999, compared to the Three Months and Nine Months Ended September 30, 1998.

Trading results were more profitable during the three months ended September 30, 1999, as compared to the same period in 1998. The Partnership had income from trading activities of $18,269 for the three months ended September 30, 1999, as compared to income from trading activities of $63,378 for the three months ended September 30, 1998. The income during this period is primarily attributable to gains in connection with the trading of grain contracts. In addition, the Partnership had a decrease in expenses from $271,844 for the three months ended September 30, 1998 to $162,616 for the three months ended June 30, 1999. The decrease in total expenses was primarily attributable to a decrease in brokerage commissions due to fewer trades during the period. Brokerage commissions, exchange, clearing fees and NFA charges were $93,171 for the three months ended September 30, 1999, as compared to $186,372 for the three months ended September 30, 1998. As a result of the foregoing, the Partnership had a net loss of $144,347 for the three months ended September 30, 1999 compared to a net loss of $208,466 for the same period in 1998; and a net loss per limited partnership Unit of $4.28 for the three months ended September 30, 1999, compared to a net loss per limited partnership Unit of $5.79 for the same period in 1998.

Trading results were profitable during the nine months ended September 30, 1999, as compared to the same period in 1998. The Partnership had income from trading activities of $795,111 for the nine months ended September 30, 1999, compared to a gain from trading activities of $892,811 for the nine months ended September 30, 1998. The income during this period was primarily attributable to gains in connection with the trading of grain contracts. In addition, the Partnership had a decrease in expenses from $906,889 for the nine months ended September 30, 1998, to $488,046 for the nine months ended September 30, 1999. The decrease in total expenses was primarily attributable to a reduction in brokerage commissions due to fewer trades during the period. Brokerage commissions, exchange, clearing fees and NFA charges were $160,440 for the nine months ended September 30, 1999, as compared to $203,112 for the nine months ended September 30, 1998. As a result of the foregoing, the Partnership had a net gain of $307,065 for the nine months ended September 30, 1999, as compared to a net loss of $14,078 for the same period in 1998, and a net gain per limited partnership Unit of $8.51 for the nine months ended September 30, 1999, compared to a net loss per limited partnership Unit of $.76 for the same period in 1998.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

   None.

Item 2. Changes in Securities.

   None.

Item 3. Defaults Upon Senior Securities.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

Item 5. Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days, and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 1999, through September 30, 1999, 228.4718 additional Units were sold and 2,314.1936 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C. These securities were registered under the Securities Act of 1933.

D. (1) Units of Limited Partnership interest outstanding at

        July 31, 1999 - 32,897.6357

   (2) Units of Limited Partnership interest outstanding at

         August 31, 1999 - 32,897.6357

   (3) Units of Limited Partnership interest outstanding at

         September 30, 1999 - 32,121.1300

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:



       Dates                 Units              Amount
   July 1, 1999              --                 $ --
   August 1, 1999            --                   --
   September 1, 1999         21.3654              3,342



F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:


        Dates              Units                Amount
     September 30, 1999    797.8711            $122,897

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

     Date: November 15, 1999

CERES FUND, L.P.
By:  Randell Commodity Corporation
     Managing General Partner


By:  /s/Frank L. Watson, Jr.
     ---------------------------
     Frank L. Watson, Jr.
     Chairman