Form 10-K
period 1999-12-31
CERES FUND LP
filed 2000-03-30
CIK 869711

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999


                         Commission file number 33-94050

                                CERES FUND, L. P.
                 (Name of small business issuer in its charter)

                                    TENNESSEE
         (State or other jurisdiction of incorporation or organization)

                                   62-1154702
                      (I.R.S. Employer Identification No.)

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         The registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

         Incorporation by Reference: Registrant's Registration Statement effective March 9, 1991 and the Prospectus contained therein into Part IV, Item 14 (a)(3) and Supplement No. 1 dated October 1, 1992, thereto, post effective Amendment No. 1 dated April 26, 1991, effective April 30, 1991, post effective Amendment No. 2 dated November 12, 1991, effective November 15, 1992, post effective Amendment No. 3 dated March 31, 1992, effective April 7, 1992, Supplement No. 3 dated June 30, 1992, Supplement No. 4 dated November 30, 1992, post effective Amendment No. 4 dated April 30, 1993, effective May 19, 1993, post effective Amendment No. 5 dated October 16, 1996, effective October 31, 1996, post effective Amendment dated August 25, 1997, effective September 2, 1997, post effective amendment dated May 30, 1998, effective June 8, 1998, post effective amendment dated May 30, 1999, effective June 15, 1999, and post effective amendment dated December 9, 1999.

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

         The initial offering to the public of 100,000 Units was closed on November 29, 1991, and trading began December 1, 1991. Following the commencement of trading, the Partnership continued the offering of Units, issuing Units and fractions thereof at the Average Net Asset Value as of the last business day of the month during which the purchaser's subscription was received. As of December 31, 1999, a total of 61,784.6129 units had been sold of which a total of 31,103.0777 were outstanding. The Prospectus is regularly updated and Units continue to be offered to the public.

         The offering was registered under the Securities Act of 1933, as amended, and members of the National Association of Securities Dealers, Inc. act as selling agents on a best efforts basis. Effective July 1, 1995, and continuing during the continuous offering period, the selling commission is 4% of the issue price of each unit sold, all of which is retained by the selling agent.

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

         Under the terms of the Customer Agreement, the Partnership pays commodity brokerage commissions to Refco on a round-turn basis in an amount equal to $32.50 per round-turn. A round-turn is the opening and closing of a commodity futures position consisting of one contract. Effective June 1, 1997, 1/2 of the round-turn commission is charged on the opening of a position and 1/2 is charged on the close. The Partnership assets earn interest from Refco on 100% of the average daily equity maintained in cash in the Partnership's trading account at a rate equal to 80% of the average yield on thirteen week U.S. Treasury Bills issued during each month.

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

Item 6.  Selected Financial Data

         The following is a summary of the total assets of the Partnership as of December 31, 1999, 1998, 1997, 1996, 1995, and the results of operations for each of the years in the five-year period ended December 31, 1999.

         Net increase (decrease) in components of Partnership capital from operations are as follows:

                                             1999             1998              1997              1996             1995
                                          -----------      -----------       -----------       -----------      -----------
Realized & unrealized trading
gains(losses) net of brokerage
commission and clearing fees
of $346,157,  $770,081,  $838,772,
$565,229, and $333,677, respectively      $   155,301      $(1,711,609)      $  (514,269)      $ 2,844,850      $ 1,710,300


Income (Loss) from continuing
operations .........................          114,234       (1,724,922)         (504,535)        2,413,944        1,584,106
Cash dividends per unit ............             --               --               13.61             14.18             --

Interest income ....................          247,544          332,240           294,507           187,206          112,821
Management fee .....................          208,611          259,437           223,279           151,969           85,331
Administrative expenses ............           80,000           72,000            58,403            82,026           44,869
Incentive fee ......................             --             14,116             3,091           384,117          108,815
Net Gain (Loss) per unit* ..........             2.94           (50.01)           (19.61)           115.23            69.57
Total Assets .......................      $ 5,121,209      $ 5,504,092       $ 6,647,645       $ 4,895,087      $ 3,205,072

* Calculated as net earnings(loss) allocated to limited partners divided by average units outstanding during the year.

7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a)  Results of Operations

         Trading results were profitable for the fiscal year ended December 31, 1999. Trading during the fiscal year resulted in an increase in net asset value per Unit from $146.24 to $148.62, an increase of 1.63% attributable primarily to gains in soybeans and cotton.

         Trading results were unprofitable for the fiscal year ended December 31, 1998. Trading during the fiscal year resulted in a decrease in net asset value per Unit from $192.66 to $146.24, a decrease of 24.09% attributable primarily to losses in soybeans and cotton.

         Trading results were unprofitable for the fiscal year ended December 31, 1997. Trading during the fiscal year resulted in a decrease in net asset value per Unit from $245.41 (after payments of distributions of $244,228) to $192.66, a decrease of 21.49% attributable primarily to losses in grains and livestock.

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

(c)  Capital Resources

         The Partnership does not intend to raise any additional capital through borrowing. Due to the nature of the Partnership's business, it will make no significant capital expenditures, and substantially all of its assets are and will be represented by cash, United States Treasury securities and commodity futures investments.

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

(d)  Inflation

         Inflation does have an effect on commodity prices and the volatility of commodity markets; however, continued inflation is not expected to have a material adverse effect on the Partnership's operations or assets. Because the Partnership conducts business as a Partnership, and, as such does not pay federal income taxes, neither the Taxpayer Relief Act of 1997 nor the Tax Reform Act of 1986 had an effect on its operations or on its tax liability. However, some expenses may be limited as to deductibility by individual partners.

(e)  Year 2000 Issue

         During 1999, the Partnership completed all phases of an action plan designed to minimize the impact of Year 2000 ("Y2K") issue. Currently the Partnership has experienced no internal or external business disruptions associated with the Y2K issue. There can be, however, no assurance that future unforeseen Y2K problems will not cause disruptions to our internal business systems, or those of our vendors. In the event that these disruptions are significant, they could have a material impact on the Partnership.

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

,           For the fiscal year ended December 31, 1999, incentive fees expensed totaled $0. Management fees expensed totaled $208,611. A total of $331,112 in brokerage commissions were paid to Refco.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners

         None.

(b)  Security ownership of management

         Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the Managing General Partner, and it has discretionary authority over the Partnership's investments. As of December 31, 1999, the General Partners' investment in the Partnership was $299,618.

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

Exhibit 27 Financial Data Schedule (For SEC use only).

------------

*Incorporated herein by reference to the Partnership's Registration Statement on Form S-1, Commission File No. 33-37802.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, and State of Tennessee on the 29th day of March 2000.

CERES FUND, L.P.

By:      RANDELL COMMODITY CORPORATION
         Managing General Partner

         /s/ Frank L. Watson, Jr.
         -------------------------------------
By:      Frank L. Watson, Jr.
         Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Managing General Partner of the Registrant in the capacities and on the date indicated.

RANDELL COMMODITY CORPORATION
Managing General Partner of the Registrant

         /s/ Frank L. Watson, Jr.
         --------------------------------------
By:      Frank L. Watson, Jr., Principal
         Executive Officer & Sole Director


March 29, 2000

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

None.

                                CERES FUND, L.P.

                          INDEX TO FINANCIAL STATEMENTS
                           --------------------------

                                                                                                                        Pages(s)
                                                                                                                        --------
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1

Financial Statements:

  Statements of Financial Condition as of December 31, 1999 and 1998  . . . . . . . . . . . . . . . . . . . . . . . .   F-2

  Statements of Operations for the years ended December 31, 1999, 1998 and 1997 . . . . . . . . . . . . . . . . . . .   F-3

  Statements of Changes in Partners' Capital for the years ended December 31, 1999,
         1998 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-4

  Statements of Cash Flows for the years ended December 31, 1999,
         1998 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5

  Summary of Net Asset Values at December 31, 1999, 1998 and 1997   . . . . . . . . . . . . . . . . . . . . . . . . .   F-6

  Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-9

  Schedule of Investments at December 31, 1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-18

  Affirmation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-19

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                        Financial Statements and Schedule

                           December 31, 1999 and 1998


                   (With Independent Auditors' Report Thereon)











To the best of my knowledge and belief, the information contained herein is accurate and complete.




Frank L. Watson Jr., Chairman
Randell Commodity Corporation
General Partner and Commodity Pool Operator
Ceres Fund, L.P.

                          INDEPENDENT AUDITORS' REPORT


The Partners
Ceres Fund, L.P.:


We have audited the accompanying statements of financial condition of Ceres Fund, L.P. (a Tennessee Limited Partnership) as of December 31, 1999 and 1998 and summary of net asset values as of December 31, 1999, 1998 and 1997, and the related statements of operations, changes in partners' capital and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ceres Fund, L.P. (a Tennessee Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

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




Memphis, Tennessee
February 15, 2000

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                        Statements of Financial Condition
                           December 31, 1999 and 1998

                                ASSETS                          1999            1998
                                                             ----------      ----------
Cash                                                         $   31,505         140,972
Equity in commodity futures trading account:
    U.S. government obligations at fair value (cost of
       $4,936,270 and $5,293,365 at December 31, 1999
       and 1998, respectively)                                4,965,968       5,322,469
    Cash                                                         71,304         452,502
    Unrealized gains (losses) on open futures contracts          37,320        (466,699)
    Open option contracts, at market                             14,610          51,875
Interest receivable                                                 502           2,973
                                                             ==========      ==========
       Total assets                                          $5,121,209       5,504,092
                                                             ==========      ==========
                     LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
    Accrued management fees                                  $   15,966          17,191
    Other accrued expenses                                       31,774          63,429
    Redemptions payable                                         151,165         137,884
                                                             ----------      ----------
       Total liabilities                                        198,905         218,504
                                                             ----------      ----------
Partners' capital:
    General partners                                            299,618         283,263
    Limited partners                                          4,622,686       5,002,325
                                                             ----------      ----------
       Total partners' capital                                4,922,304       5,285,588
                                                             ----------      ----------
                                                             $5,121,209       5,504,092
                                                             ==========      ==========

See accompanying notes to financial statements

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                            Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997


                                                              1999                1998               1997
                                                          -----------       -----------       -----------
Net gains (losses) on trading of commodity
  futures and options contracts:
       Realized (losses) gains on closed positions .      $   (22,015)         (424,683)          490,711
       Change in unrealized gains (losses) on open
          futures contracts                                   504,019          (493,901)         (158,830)
       Change in unrealized gains (losses)
          on open options contracts                            19,454           (22,944)           (7,378)
                                                          -----------       -----------       -----------
                   Net gains (losses) on investments          501,458          (941,528)          324,503
Investment income - interest (note 3)                         247,544           332,240           294,507
                                                          -----------       -----------       -----------
                   Income (loss) from operations              749,002          (609,288)          619,010
                                                          -----------       -----------       -----------
Brokerage commissions (note 3)                                331,112           737,296           797,000
Exchange, clearing fees and NFA charges                        15,045            32,785            41,772
Management fee allocations (note 2)                           208,611           259,437           223,279
Incentive fee allocations (note 2)                                 --            14,116             3,091
Professional and administrative expenses                       80,000            72,000            58,403
                                                          -----------       -----------       -----------
                                                              634,768         1,115,634         1,123,545
                                                          ===========       ===========       ===========
                   Net earnings (loss)                    $   114,234        (1,724,922)         (504,535)
                                                          ===========       ===========       ===========
                   Net earnings (loss) allocated to
                     general partner                      $    16,355           (74,628)          (16,850)
                                                          ===========       ===========       ===========
                   Net earnings (loss) allocated to
                     limited partners                     $    97,879        (1,650,294)         (487,685)
                                                          ===========       ===========       ===========
                   Average net earnings (loss) per
                     unit                                 $      2.94            (50.01)           (19.61)
                                                          ===========       ===========       ===========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                       (A Tennessee Limited Partnership)
                   Statements of Changes in Partners' Capital
                  Years ended December 31, 1999, 1998 and 1997

                                                               GENERAL          LIMITED
                                                               PARTNERS         PARTNERS          TOTAL
                                                              ----------       ----------       ----------
Partners' capital at December 31, 1996                        $  374,741        4,402,348        4,777,089
Capital contributions (13,552 units)                                  --        2,755,044        2,755,044
Redemption of units (1,555 units)                                     --         (299,329)        (299,329)
Distributions (1,862 units)                                           --         (244,228)        (244,228)
Net loss                                                         (16,850)        (487,685)        (504,535)
                                                              ----------       ----------       ----------
Partners' capital at December 31, 1997                           357,891        6,126,150        6,484,041
Capital contributions (4,353 units)                                   --          866,406          866,406
Redemption of units (1,944 units)                                     --         (339,937)        (339,937)
Net loss                                                         (74,628)      (1,650,294)      (1,724,922)
                                                              ----------       ----------       ----------
Partners' capital at December 31, 1998                           283,263        5,002,325        5,285,588
Capital contributions (228 units)                                     --           36,742           36,742
Redemption of units (3,332 units)                                     --         (514,260)        (514,260)
Net earnings                                                      16,355           97,879          114,234
                                                              ==========       ==========       ==========
Partners' capital at December 31, 1999                        $  299,618        4,622,686        4,922,304
                                                              ==========       ==========       ==========
Average net asset value per limited partnership unit at:
    December 31, 1999; 31,103.0777 units outstanding                                            $   148.62
                                                                                                ==========
    December 31, 1998; 34,206.8517 units outstanding                                            $   146.24
                                                                                                ==========
    December 31, 1997; 31,797.3173 units outstanding                                            $   192.66
                                                                                                ==========

See accompanying notes to financial statements

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                            Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997

                                                                       1999             1998             1997
                                                                    ----------       ----------       ----------
Cash flows from operating activities:
    Net earnings (loss)                                             $  114,234       (1,724,922)        (504,535)
       Adjustments to reconcile net earnings (loss) to
          net cash provided by (used in) operating activities:
            (Increase) decrease in change in net
               unrealized losses (gains) on open
               futures contracts                                      (504,019)         493,901          158,830
            Decrease (increase) in market value of open
               option contracts                                         37,265          (41,095)         (10,780)
            (Increase) decrease in operating assets:
               Investments in commodities futures
                  trading account                                      737,699          675,142       (1,858,269)
               Interest receivable                                       2,471            1,422            4,262
            Increase (decrease) in operating liabilities:
               Accrued management fees                                  (1,225)          (3,664)          10,822
               Accrued incentive fees                                       --           (1,662)         (31,187)
               Other accrued expenses                                  (31,655)           3,042           17,843
                                                                    ----------       ----------       ----------
                  Net cash provided by (used in)
                    operating activities                               354,770         (597,836)      (2,213,014)
Cash flows from financing activities:
    Net proceeds from sale of limited partnership units                 36,742          866,406        2,755,044
    Redemptions of limited partnership units                          (500,979)        (282,753)        (251,201)
    Distributions to limited partners                                       --               --         (244,228)
                                                                    ----------       ----------       ----------
                  Net cash (used in) provided by
                    financing activities                              (464,237)         583,653        2,259,615
                                                                    ----------       ----------       ----------
Net (decrease) increase in cash                                       (109,467)         (14,183)          46,601
Cash at beginning of year                                              140,972          155,155          108,554
                                                                    ==========       ==========       ==========
Cash at end of year                                                 $   31,505          140,972          155,155
                                                                    ==========       ==========       ==========


See accompanying notes to financial statements

                                CERES FUND, L.P.
                              ( A Tennessee Limited
                                  Partnership)
                              Summary of Net Asset
                                     Values
                                December 31, 1999


                            NUMBER         NUMBER         NUMBER          NUMBER           NET ASSET               TOTAL LIMITED
        SUBSCRIBER        OF UNITS        OF UNITS      OF UNITS        OF UNITS            VALUE                  PARTNER NET
     ADMISSION DATE     SUBSCRIBED       WITHDRAWN    DISTRIBUTED    OUTSTANDING        PER UNIT                      ASSET VALUE
     --------------     ----------       ---------    -----------    -----------        --------                      -----------


    January 1, 1996    43,256.2273    (29,128.3907)   1,793.0394    15,920.8760     $       149.029           $     2,372,672
   November 1, 1996       239.4689       (158.6871)      41.3760       122.1578             149.029                    18,205

   December 1, 1996       155.2598        (73.6832)      27.5246       109.1012             149.029                    16,259

    January 1, 1997       708.7734       (389.1942)           --       319.5792             149.029                    47,627

   February 1, 1997     1,555.9517       (315.7003)           --     1,240.2514             149.029                   184,833

      March 1, 1997     2,630.9876       (652.3322)           --     1,978.6554             148.932                   294,685

      April 1, 1997     3,704.4494       (500.5439)           --     3,203.9055             148.710                   476,453

        May 1, 1997     1,381.6388       (519.2827)           --       862.3561             148.490                   128,051

       June 1, 1997       988.1934       (113.8472)           --       874.3462             149.028                   130,302

       July 1, 1997       826.3808         (6.8935)           --       819.4873             145.625                   119,338

     August 1, 1997       493.4459               --           --       493.4459             146.645                    72,361

  September 1, 1997       209.0262               --           --       209.0262             146.308                    30,582

    October 1, 1997       496.1560        (20.4600)           --       475.6960             146.746                    69,806

   November 1, 1997       229.6653               --           --       229.6653             146.796                    33,714

   December 1, 1997       327.4226        (75.5590)           --       251.8636             147.083                    37,045

    January 1, 1998       103.8085               --           --       103.8085             147.252                    15,286

   February 1, 1998       509.8596        (50.8031)           --       459.0565             146.889                    67,430

      March 1, 1998     1,177.3329        (88.4793)           --     1,088.8536             147.123                   160,195

      April 1, 1998       717.5374       (154.4626)           --       563.0748             148.651                    83,702

        May 1, 1998       422.0476        (47.9973)           --       374.0503             148.651                    55,603

       June 1, 1998       669.0029       (230.3615)           --       438.6414             148.651                    65,204

     August 1, 1998       506.3963        (16.8074)           --       489.5889             148.369                    72,640

  September 1, 1998        29.1615               --           --        29.1615             148.650                     4,335

    October 1, 1998       217.9573               --           --       217.9573             148.645                    32,398

      March 1, 1999        51.6151               --           --        51.6151             148.640                     7,672

      April 1, 1999        66.7377               --           --        66.7377             148.636                     9,920

        May 1, 1999        60.1015               --           --        60.1015             148.628                     8,933

       June 1, 1999        28.6521               --           --        28.6521             148.644                     4,259

  September 1, 1999        21.3654               --           --        21.3654             148.633                     3,176
                       -----------    -------------   ----------    -----------     ---------------           ---------------
                       61,784.6229    (32,543.4852)   1,861.9400    31,103.0777     $      148.6247           $     4,622,686
                       ===========    =============   ==========    ===========     ===============           ===============



See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                           Summary of Net Asset Values
                                December 31, 1998

                            NUMBER            NUMBER            NUMBER          NUMBER           NET ASSET         TOTAL LIMITED
   SUBSCRIBER              OF UNITS          OF UNITS          OF UNITS        OF UNITS            VALUE           PARTNER NET
 ADMISSION DATE           SUBSCRIBED        WITHDRAWN        DISTRIBUTED       OUTSTANDING        PER UNIT         ASSET VALUE
      January 1, 1996        43,256.2273     (27,527.1643)        1,793.0394     17,522.1024     $    146.6195      $   2,569,082
     November 1, 1996           239.4689         (65.0721)           41.3760        215.7728          146.6195             31,636
     December 1, 1996           155.2598         (73.6830)           27.5246        109.1014          146.6195             15,996
      January 1, 1997           708.7734        (251.8320)                --        456.9414          146.6195             66,997
     February 1, 1997         1,555.9517        (225.5000)                --      1,330.4517          146.6194            195,070
        March 1, 1997         2,630.9876        (463.1330)                --      2,167.8546          146.5239            317,642
        April 1, 1997         3,704.4494        (163.7290)                --      3,540.7204          146.3058            518,028
          May 1, 1997         1,381.6388        (259.8730)                --      1,121.7658          146.0901            163,878
         June 1, 1997           988.1934        (113.8470)                --        874.3464          146.6194            128,196
         July 1, 1997           826.3808          (6.8940)                --        819.4868          143.2701            117,408
       August 1, 1997           493.4459                --                --        493.4459          144.2740             71,191
    September 1, 1997           209.0262                --                --        209.0262          143.9424             30,088
      October 1, 1997           496.1560                --                --        496.1560          144.3731             71,631
     November 1, 1997           229.6653                --                --        229.6653          144.4227             33,169
     December 1, 1997           327.4226                --                --        327.4226          144.7055             47,380
      January 1, 1998           103.8085                --                --        103.8085          144.8718             15,039
     February 1, 1998           509.8596         (50.8030)                --        459.0566          144.5137             66,340
        March 1, 1998         1,177.3329                --                --      1,177.3329          144.7433            170,411
        April 1, 1998           717.5374                --                --        717.5374          146.2485            104,939
          May 1, 1998           422.0476                --                --        422.0476          146.2485             61,724
         June 1, 1998           669.0029                --                --        669.0029          146.2485             97,840
       August 1, 1998           506.3963          (9.7090)                --        496.6873          145.9705             72,501
    September 1, 1998            29.1615                --                --         29.1615          146.2467              4,265
      October 1, 1998           217.9573                --                --        217.9573          146.2418             31,874
                             -----------     -------------        ----------     -----------     -------------      -------------
                             61,556.1511     (29,211.2394)        1,861.9400     34,206.8517     $    146.2376      $   5,002,325
                             ===========     =============        ==========     ===========     =============      =============

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                           Summary of Net Asset Values
                                December 31, 1997

                       NUMBER                 NUMBER         NUMBER              NUMBER           NET ASSET          TOTAL LIMITED
     SUBSCRIBER        OF UNITS              OF UNITS       OF UNITS            OF UNITS            VALUE             PARTNER NET
  ADMISSION DATE     SUBSCRIBED             WITHDRAWN     DISTRIBUTED        OUTSTANDING          PER UNIT            ASSET VALUE

  January 1, 1996   43,256.2273         (27,202.5977)    1,793.0394          17,846.6690     $     192.7624           $  3,440,167
 November 1, 1996      239.4689             (65.0721)       41.3760             215.7728           192.7624                 41,593
 December 1, 1996      155.2598                    --       27.5246             182.7844           192.7624                 35,234
  January 1, 1997      708.7734                    --            --             708.7734           192.7624                136,625
 February 1, 1997    1,555.9517                    --            --           1,555.9517           192.7623                299,929
    March 1, 1997    2,630.9876                    --            --           2,630.9876           192.7625                507,155
    April 1, 1997    3,704.4494                    --            --           3,704.4494           192.7624                714,078
      May 1, 1997    1,381.6388                    --            --           1,381.6388           192.7624                266,328
     June 1, 1997      988.1934                    --            --             988.1934           192.7624                190,486
     July 1, 1997      826.3808                    --            --             826.3808           190.5557                157,472
   August 1, 1997      493.4459                    --            --             493.4459           191.8761                 94,680
September 1, 1997      209.0262                    --            --             209.0262           191.4386                 40,016
  October 1, 1997      496.1560                    --            --             496.1560           192.0056                 95,265
 November 1, 1997      229.6653                    --            --             229.6653           192.0699                 44,112
 December 1, 1997      327.4226                    --            --             327.4226           192.4436                 63,010
                    -----------         -------------    ----------          -----------     --------------           ------------
                    57,203.0471         (27,267.6698)    1,861.9400          31,797.3173     $     192.6625           $  6,126,150
                    ===========         =============    ==========          ===========     ==============           ============




See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                           December 31, 1999 and 1998


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

                           December 31, 1999 and 1998


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

              During 1999 the Tennessee General Assembly passed the Tennessee Franchise/Excise Tax of 1999 (the Act). Beginning January 1, 2000 the Partnership will be subject to corporate tax in Tennessee pursuant to the provisions of the Act.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                           December 31, 1999 and 1998




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

       (f)    RECLASSIFICATIONS

              Certain 1998 and 1997 amounts have been reclassified to conform to their 1999 presentation.

       (g)    AVERAGE NET EARNINGS (LOSS) PER UNIT

              The average net earnings (loss) per unit as reported on the statement of operations was calculated as earnings (loss) allocated to the limited partners divided by average outstanding units during the year.

       (h)    RECENT ACCOUNTING PRONOUNCEMENT

              In June 1998, SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activity," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended by SFAS No. 137, this statement is effective for fiscal years, and quarters of fiscal years beginning after June 15, 2000. The Partnership intends to comply with this statement in 2001.

       (i)    YEAR 2000

              During 1999, the Partnership completed all phases of an action plan designed to minimize the impact of Year 2000 ("Y2K") issue. Currently the Partnership has experienced no internal or external business disruptions associated with the Y2K issue. There can be, however, no assurance that future unforeseen Y2K problems will not cause disruptions to our internal business systems, or those of our vendors. In the event that these disruptions are significant, they could have a material impact on the Partnership.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                           December 31, 1999 and 1998




(2)    MANAGEMENT AGREEMENT

       The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisor. The Partnership pays a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the Adjusted Net Asset Value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. Such fees were as follows:



                                                  1999                 1998                 1997
                                            -----------------    -----------------    -----------------

             Management fees                 $     208,611        $     259,437        $     223,279
             Incentive fees                             --               14,116                3,091

(3)    CUSTOMER AGREEMENT WITH REFCO, INC.

       The Partnership entered into a customer agreement with Refco, pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. Refco charges the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco in 1999, 1998 and 1997 were $331,112, $737,296 and $797,000, respectively.
       The Partnership earns interest on Treasury Bills held in its account, on interest-bearing accounts and on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate that approximated the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership in 1999, 1998 and 1997 was $247,544, $332,240 and $294,507, respectively.

(4)    RELATED PARTIES

       The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners and the Memphis branch of Refco, the Partnership's commodity broker.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                           December 31, 1999 and 1998



(5)    DISTRIBUTION TO LIMITED PARTNERS

       On January 16, 1997, the General Partner declared a distribution to the limited partners equal to the difference between the December 31, 1996 net asset value per unit and $210 per unit. This distribution, totaling $244,228 in cash (approximately $13.61 per unit) and 1,861.94 in units, resulted in each unit holder having a net asset value of $210 per unit on January 1, 1997. No distributions were declared in 1998 or 1999.

(6)    OFF-BALANCE-SHEET RISK

       In the normal course of business, the Partnership enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments include financial futures contracts and option contracts. Futures contracts provide for the delayed delivery of commodities, whereby the seller agrees to make delivery at a specified future date, at a specified price. Futures contracts and options on such contracts are held for trading and arbitrage purposes. The notional value of these contracts reflect the extent of involvement the Partnership has in particular types of contracts. Risk arises from movements in commodities' values. At December 31, 1999, the underlying notional value of open contract commitments were long $1,031,069 and short $(4,537,500).

       The Partnership trades in a variety of futures and options financial instruments, and all open positions are reported at fair value. Trading gains, including realized and unrealized gains and losses, from financial futures contracts and options transactions for the year ended December 31, 1999 was $501,458. The average fair value of open commodity financial instruments, and the year-end market value of open commodities are as follows:

                                                               AVERAGE FAIR                        MARKET FAIR
                                                               VALUE OF OPEN                  OF OPEN POSITIONS AT
                                                           POSITIONS DURING 1999                DECEMBER 31, 1999
                                                       ------------------------------     ------------------------------

              Assets (Long Positions)               $             23,220              $              62,710
              Liabilities (Short Positions)                      (68,836)                           (10,780)

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

                           December 31, 1999 and 1998



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

       The fair value amounts in the tables on the previous page represent the extent of the Partnership's market exposure in the particular class of derivative instrument listed, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments from counterparty nonperformance is the net unrealized gain, if any, included on the Statement of Financial Condition.

(7)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial condition, for which it is practicable to estimate fair value. If estimating fair value is not practicable, this Statement requires disclosures of descriptive information pertinent to estimating the value of a financial instrument. At December 31, 1999 and 1998, substantially all of the Partnership's financial instruments, as defined in the Statement, are carried at fair value.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997



(8)       SEGMENT INFORMATION

          The Fund's principal activity is speculative trading of agricultural commodities futures contracts and other commodity interests. Management has determined that these activities constitute one reportable segment. The Fund trades ten different commodities: soybean, cattle, grain spread, corn, cotton, wheat, coffee, Deutsche Marks, S&P Futures, and S&P Petroleum. The accounting policies are the same as those described in the summary of significant accounting policies.

          The results of operations and selected financial information by commodity for the three years ended December 31, 1999, 1998 and 1997 are presented below:



                                                                                       GRAIN
                                                     SOYBEAN          CATTLE           SPREAD          CORN            COTTON
                                                  ---------------  --------------   -------------  --------------   --------------
1999
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions        $         92,443       (315,869)        (16,164)          35,800           75,849

Change in unrealized gains (losses) on                    49,120         456,680              --              --               --
     open futures contracts
Change in unrealized gains (losses) on
     open options contracts                              (4,063)              --         (7,655)              --           34,375

                                                  ===============  ==============   =============  ==============   ==============
  Net gains (losses) on trading activities      $        137,500         140,811        (23,819)          35,800          110,224
                                                  ===============  ==============   =============  ==============   ==============

Investment income - interest
Management fees
Professional and administrative expenses

        Net earnings


SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open
     futures contracts                          $             --          42,320              --              --               --
Open option contracts, at market                              --              --           2,344              --               --

                                                  ===============  ==============   =============  ==============   ==============
                                                $             --          42,320           2,344              --               --
                                                  ===============  ==============   =============  ==============   ==============
     Other unallocated amounts

Total assets




                                                                         DEUTSCHE         S&P             S&P
                                                WHEAT        COFFEE       MARKS         FUTURES        PETROLEUM         TOTAL
                                             -------------   ----------  -----------  -------------   -------------    -------------
1999
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions         (88,553)     (31,060)     (58,000)       (54,067)         (8,551)        (368,172)

Change in unrealized gains (losses) on                 --           --        2,344        (4,125)              --          504,019
     open futures contracts
Change in unrealized gains (losses) on
     open options contracts                            --           --      (3,203)             --              --           19,454
                                                                                                                       -------------
                                             =============   ==========  ===========  =============   =============
  Net gains (losses) on trading activities       (88,553)     (31,060)     (58,859)       (58,192)         (8,551)          155,301
                                             =============   ==========  ===========  =============   =============

Investment income - interest                                                                                                247,544
Management fees                                                                                                           (208,611)
Professional and administrative expenses                                                                                    (80,000)
                                                                                                                       =============
        Net earnings                                                                                                 $      114,234
                                                                                                                       =============

SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open
     futures contracts                                 --           --      (5,000)             --              --           37,320
Open option contracts, at market                       --           --       12,266             --              --           14,610
                                                                                                                       -------------
                                             =============   ==========  ===========  =============   =============
                                                       --           --        7,266             --              --           51,930
                                             =============   ==========  ===========  =============   =============
     Other unallocated amounts                                                                                            5,069,279
                                                                                                                       =============
Total assets                                                                                                         $    5,121,209



                                                                     (Continued)

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                           December 31, 1999 and 1998






                                                                                          GRAIN
                                                           SOYBEAN          CATTLE        SPREAD          CORN            COTTON
                                                        ---------------  --------------  -----------  --------------   -------------
1998
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions              $      (730,690)         121,714      391,865       (328,887)        (590,829)

Change in unrealized gains (losses) on
     open futures contracts                                   (83,434)       (343,915)        1,000        (70,000)            (296)
Change in unrealized gains (losses) on
     open options contracts                                      8,381              --           --           3,050         (34,375)

                                                        ===============  ==============  ===========  ==============   =============
        Net gains (losses) on trading activities      $      (805,743)       (222,201)      392,865       (395,837)        (625,500)
                                                        ===============  ==============  ===========  ==============   =============

Investment income - interest
Management fees
Incentive fees
Professional and administrative expenses

        Net (loss)


SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open
     futures contracts                                $       (49,120)       (414,360)           --              --               --
Open option contracts, at market                                45,000              --           --              --            6,875

                                                        ===============  ==============  ===========  ==============   =============
                                                      $        (4,120)       (414,360)           --              --            6,875
                                                        ===============  ==============  ===========  ==============   =============
     Other unallocated amounts

Total assets




                                                                              DEUTSCHE       S&P             S&P
                                                 WHEAT          COFFEE         MARKS       FUTURES        PETROLEUM     TOTAL
                                              -------------    -----------  -----------  -----------   -------------   --------
1998
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions               184       (15,247)       31,500     (75,197)             823     (1,194,764)

Change in unrealized gains (losses) on
     open futures contracts                             --             --      (1,381)        4,125              --       (493,901)
Change in unrealized gains (losses) on
     open options contracts                             --             --           --           --              --        (22,944)
                                                                                                                       -------------
                                              =============    ===========  ===========  ===========   =============
Net gains (losses) on trading activities               184       (15,247)       30,119     (71,072)             823     (1,711,609)
                                              =============    ===========  ===========  ===========   =============

Investment income - interest                                                                                                332,240
Management fees                                                                                                           (259,437)
Incentive fees                                                                                                             (14,116)
Professional and administrative expenses                                                                                    (72,000)
                                                                                                                       =============
        Net (loss)                                                                                                     $ (1,724,922)
                                                                                                                       =============

SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open
     futures contracts                                  --             --      (7,344)        4,125              --       (466,699)
Open option contracts, at market                        --             --           --           --              --          51,875
                                                                                                                       -------------
                                              =============    ===========  ===========  ===========   =============
                                                        --             --      (7,344)        4,125              --       (414,824)
                                              =============    ===========  ===========  ===========   =============
     Other unallocated amounts                                                                                            5,918,916
                                                                                                                        ============
Total assets                                                                                                            $ 5,504,092

                                                                     (Continued)

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997





                                                                               GRAIN
                                                SOYBEAN          CATTLE        SPREAD          CORN            COTTON       WHEAT
                                             ----------      ------------     ---------     ----------      ----------    --------
1997
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions    $     25,745       (133,558)       266,214       (435,826)        (284,781)    138,557

Change in unrealized gains (losses) on
     open futures contracts                      43,194       (144,975)       (1,000)       (160,875)           36,696     73,850
Change in unrealized gains (losses) on
     open options contracts                      (4,320)              --           --         (3,058)               --          --

                                             ============    ============     ========      ==========      ===========   =========
 Net gains (losses) on trading activities   $     64,619       (278,533)      265,214       (599,759)        (248,085)     212,407
                                             ============    ============     ========      ==========      ===========   =========

Investment income - interest
Management fees
Incentive fees
Professional and administrative expenses

        Net (loss)


SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open
     futures contracts                      $     34,314        (70,445)       (1,000)          70,000              296         --
Open option contracts, at market                 (6,720)              --           --          17,500               --          --

                                             ============    ============     ==========    ===========     ============  =========
                                            $     27,594        (70,445)       (1,000)          87,500              296         --
                                             ============    ============     ==========    ===========     ============  =========
     Other unallocated amounts

Total assets




                                                                    DEUTSCHE         S&P             S&P
                                                      COFFEE         MARKS         FUTURES        PETROLEUM          TOTAL
                                                 -----------  -------------  -------------   -------------      -----------
1997
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions               1,383        105,406       (22,984)         (8,217)         (348,061)

Change in unrealized gains (losses) on
     open futures contracts                            6,230       (11,950)             --              --         (158,830)
Change in unrealized gains (losses) on
     open options contracts                               --             --             --              --           (7,378)
                                                                                                                ------------
                                                 ============  =============  =============   =============
 Net gains (losses) on trading activities              7,613         93,456       (22,984)         (8,217)         (514,269)
                                                 ============  =============  =============   =============

Investment income - interest                                                                                         294,507
Management fees                                                                                                    (223,279)
Incentive fees                                                                                                       (3,091)
Professional and administrative expenses                                                                            (58,403)
                                                                                                                ============
        Net (loss)                                                                                               $ (504,535)
                                                                                                                ============

SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open
     futures contracts                                    --        (5,963)             --              --           27,202
Open option contracts, at market                          --             --             --              --           10,780
                                                                                                                -----------
                                                  ============  =============  =============   =============
                                                          --        (5,963)             --              --           37,982
                                                  ============  =============  =============   =============
     Other unallocated amounts                                                                                    6,609,663
                                                                                                                 ============
Total assets                                                                                                     $6,647,645
                                                                                                                 ============

                                                                     (Continued)

                                                                      SCHEDULE 1

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                             Schedule of Investments
                                December 31, 1999


                                                                           PAR OR
                                                                         NUMBER OF                  FAIR
                             DESCRIPTION                                 CONTRACTS                  VALUE
                                                                      -----------------       ------------------
United States Treasury Bill due January 27, 2000                    $        2,550,000      $         2,539,739
United States Treasury Bill due February 10, 2000                              400,000                  397,704
United States Treasury Bill due March 9, 2000                                  650,000                  643,746
United States Treasury Bill due March 16, 2000                               1,400,000                1,384,779
                                                                                              ------------------
                                                                                                      4,965,968
                                                                                              ------------------
Net cash balances from futures trading                                                                   71,304
                                                                                              ------------------
Open options contracts in futures trading accounts:
    February 0 Live Cattle                                                                                7,460
    April 0 Live Cattle                                                                                (14,210)
    June 0 Live Cattle                                                                                   17,050
    February 0 Lean Hogs                                                                               (16,080)
    June 0 Lean Hogs                                                                                      5,500
    July 0 Lean Hogs                                                                                     42,600
    February 0 NYME Crude Oil                                                                           (5,000)
    February 0 T-Bond Option                                                                              6,797
    February 0 T-Bond Option                                                                              5,469
    March 0 Wheat Option                                                                                  2,344
                                                                                              ------------------
                                                                                                         51,930
                                                                                              ------------------
    Total equity in futures trading accounts                                                            123,234
                                                                                              ==================
    Total investments                                                                       $         5,089,202
                                                                                              ==================

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




     SWORN TO AND SUBSCRIBED before me this 29th day of March 2000.







/s/ Marty Morgan
----------------------------------------------
Marty Morgan
NOTARY PUBLIC


My Commission Expires:   January 31, 2001