Form 10-Q
period 2000-03-31
CERES FUND LP
filed 2000-05-15
CIK 869711

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Yes ( X )      No  (   )

                                CERES FUND, L.P.

                                    CONTENTS

                                                                            PAGE

PART I. Financial Information

        ITEM 1    Financial Statements (unaudited)

                     Statements of Financial Condition
                     March 31, 2000, and December 31, 1999...................  4

                     Statements of Operations
                     Three Months Ended March 31, 2000 and 1999..............  5

                     Statements of Cash Flows
                     Three Months Ended March 31, 2000 and 1999..............  6

                     Notes to Financial Statements...........................  7

        ITEM 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations........... 10

PART II. Other Information .................................................. 11


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

                                CERES FUND, L.P.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1999, as set forth in the annual financial statements of Ceres Fund, L.P. as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                        Statements of Financial Condition

                      March 31, 2000 and December 31, 1999
                                   (Unaudited)

                                                                 March 31, 2000    December 31, 1999
                                                                 --------------    -----------------
Assets:
   Cash                                                             $  120,178        $   31,505
   Equity in commodity
     trading account:
        U. S. Treasury obligations at
           fair value                                                4,864,387         4,965,968
        Cash                                                            32,160            71,304
        Unrealized gains (losses) on
           open futures contracts                                       40,380            37,320
        Market Value of open option
           contracts                                                        --            14,610
   Other assets                                                            241               502
                                                                    ----------        ----------
                                                                    $5,057,346        $5,121,209
                                                                    ==========        ==========

                        Liabilities and Partners' Capital

Liabilities:
   Accrued management fees                                          $   15,611        $   15,966
   Other accrued expenses                                               46,515            31,774
   Amounts Received for Future Subscriptions                            25,000                --
   Redemptions payable                                                 885,526           151,165
                                                                    ----------        ----------
                                                                       972,652           198,905
                                                                    ----------        ----------
Partners' capital:
   General partners                                                    302,475           299,618
   Limited partners                                                  3,782,219         4,622,686
                                                                    ----------        ----------
         Total partners' capital                                     4,084,694         4,922,304
                                                                    ----------        ----------
                                                                    $5,057,346        $5,121,209
                                                                    ==========        ==========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                Three Months Ended March 31,
                                                  2000              1999
                                                ---------         --------
Income

     Net gains on trading
       of commodity futures and
       option contracts:
     Realized gains on closed
       positions                                $  41,465         $ 37,337
     Change in unrealized gains on
       open futures contracts                       3,060          483,384
     Change in unrealized gains (losses)
       on open option contracts                    10,860           30,313
     Interest                                      66,583           58,879
                                                ---------         --------
           Income From Operations                 121,968          609,913
                                                ---------         --------

Expenses
     Brokerage commissions, exchange,
       clearing fees and NFA charges               54,503           92,553
     Management fee allocations                    46,626           53,952
     Professional and administrative
       expenses                                    21,000           18,000
                                                ---------         --------
                                                  122,129          164,505
                                                ---------         --------
           Net Income                           $    (161)        $445,408
                                                =========         ========

Aggregate Income
   Allocated to General Partners                $   2,857         $ 26,806

Aggregate Income
   Allocated to Limited Partners                $  (3,018)        $418,602

Net Income per Limited
   Partnership Unit                             $    (.11)        $  12.32

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                                2000              1999
                                                              ---------         ---------
Cash flows from operating activities:

Net Income (Loss)                                             $    (161)        $ 445,408

Adjustments to reconcile net Income (Loss) to net cash provided by operating activities:

   Increase in change in net unrealized losses (gains)
     on open futures contracts                                   (3,060)         (483,384)
   Decrease in market value of open option contracts             14,610            51,875
(Increase) decrease in operating assets:

   U. S. Treasury obligation                                    101,581          (296,178)

   Cash in commodities trading account                           39,144           329,397

   Other Assets                                                     261             2,191

Increase (decrease) in operating liabilities:

   Accrued management fees                                         (355)              967
   Other accrued expenses                                        14,741           (31,624)
   Amounts received for future subscriptions                     25,000            11,000
   Redemptions payable                                          734,361           (53,099)
                                                              ---------         ---------

      Total Adjustments                                         926,283          (468,855)
                                                              ---------         ---------

Net Cash from (used in) in operating activities                 926,122           (23,447)

Cash Flows from (used in) financing activities:

  Net proceeds from sale of limited partnership units            48,077             8,400
  Redemption of limited partnership units                      (885,526)          (84,785)
                                                              ---------         ---------

Net increase (decrease) in cash                                  88,673           (99,832)
Cash at the beginning of the year                                31,505           140,972
                                                              ---------         ---------
Cash at the end of the quarter                                $ 120,178         $  41,140
                                                              =========         =========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 2000

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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At March 31, 2000 a total of 62,104.3662 units have been sold, 1,861.9400 units have been distributed in lieu of a cash distribution, and 38,509.6717 units have been redeemed, leaving an outstanding balance at March 31, 2000, of 25,456.6345 units.

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

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the three months ended March 31, 2000, management fees totaled $46,626 and incentive fees totaled $0.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 2000, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during the first quarter of 2000 were $52,228. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this three month period amounted to $66,583.

(4)  Related Parties

The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners, the Memphis branch of Refco, the Partnership's commodity broker.

(5)  Calculation of Net Income (Loss) per Limited Partnership Unit

The Net Income (Loss) per Limited Partnership Unit for the period from January 1, 2000, through March 31, 2000 of $(.11) was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of $(3,018) by the Average Units outstanding between December 31, 1999 and March 31, 2000 (28,279.8561 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from January 1, 1999 through March 31, 1999 of $12.32 was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of

$418,602 by the Average Units outstanding between December 31, 1998 and March 31, 1999 (33,964.7808 Units).

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

(7)  Year 2000

The Partnership relies on the General Partners to provide the Partnership with certain calculations and reports, so if the Year 2000 Issue is material to the General Partners, then it may impact the Partnership. However, the Year 2000 issue is not material for the General Partners since the administration software is generally "off-the-shelf" and the General Partners have been advised by the vendors of such software that it is Year 2000 compliant. In addition, the Partnership utilizes computer systems and applications maintained by its commodity broker for trading activities and recordkeeping. The General Partners have been advised by the operators of these systems that conversion and implementation activities for mission critical systems are in process of being implemented and tested. Neither the software replacement nor the compliance review is expected to be material or to yield noncompliance issues that are material.

                                CERES FUND, L.P.
                        (a Tennessee Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion should be read in conjunction with the Financial Statements and the discussion of Ceres Fund, L.P.'s (the "Partnership") business and other detailed information appearing elsewhere herein. All information is based on the Partnership's fiscal quarter ended March 31, 2000.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2000, compared to the Three Months Ended March 31, 1999.

Trading results were less profitable during the three months ended March 31, 2000, as compared to the same period in 1999. The Partnership had income from trading activities of $121,968 for the three months ended March 31, 2000, as compared to income from trading activities of $609,913 for the three months ended March 31, 1999. The gains during this period are primarily attributable to gains in connection with the trading of grain contracts. As a result of such gains from trading activities, the Partnership had a net loss of $161 for the three months ended March 31, 2000, compared to net income of $445,408 for the same period in 1999; and a net loss per limited partnership Unit of $.11 for the three months ended March 31, 2000, compared to a net income per limited partnership Unit of $12.32 for the same period in 1999.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days, and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 2000, through March 31, 2000, 319.7433 additional Units were sold and 5,966.1865 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C. These securities were registered under the Securities Act of 1933.

D. (1) Units of Limited Partnership interest outstanding at

               January 31, 2000 - 31,103.0777

   (2) Units of Limited Partnership interest outstanding at

               February 29, 2000 - 31,103.0777

   (3) Units of Limited Partnership interest outstanding at

               March 31, 2000 - 25,456.6345

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates                         Units               Amount

      January 1, 2000                    --                   --
      February 1, 2000                   --                   --
      March 1, 2000                   319.7433             $ 48,077

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates                         Units                Amount

      March 31, 2000                5,966.1865             $885,526

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

     Date:  May 12, 2000


CERES FUND, L.P.
By:  Randell Commodity Corporation
Managing General Partner



By:  Frank L. Watson, Jr.

/s/ Frank L. Watson, Jr.
---------------------------
Frank L. Watson, Jr.
Chairman