Form 10-Q
period 2000-06-30
CERES FUND LP
filed 2000-08-11
CIK 869711

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Yes (X)      No  ( )

                                CERES FUND, L.P.

                                    CONTENTS

                                                                                PAGE
PART I.   Financial Information

          ITEM 1    Financial Statements (unaudited)

                         Statements of Financial Condition
                         June 30, 2000, and December 31, 1999...................... 4

                         Statements of Operations
                         Three and Six Months Ended June 30, 2000 and 1999......... 5

                         Statements of Cash Flows
                         Six Months Ended June 30, 2000 and 1999................... 6

                         Notes to Financial Statements............................. 7

          ITEM 2.        Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.............10

PART II.  Other Information .......................................................11

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

                                CERES FUND, L.P.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim statements have been prepared in accordance with the accounting policies in effect as of December 31, 1999, as set forth in the annual financial statements of Ceres Fund, L.P. as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the six-month and three-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                        Statements of Financial Condition

                       June 30, 2000 and December 31, 1999
                                   (Unaudited)

                                                                June 30, 2000      December 31, 1999
                                                                -------------      -----------------
Assets:
   Cash                                                           $   38,057          $   31,505
   Equity in commodity
     trading account:
        U. S. Treasury obligations at
           fair value                                              3,807,085           4,965,968
        Cash                                                         137,867              71,304
        Unrealized gains (losses) on
           open futures contracts                                      3,015              37,320
        Market value of open option
           contracts                                                     625              14,610
   Other assets                                                          226                 502
                                                                  ----------          ----------
                                                                  $3,986,875          $5,121,209
                                                                  ==========          ==========

                       Liabilities and Partners' Capital

Liabilities:
   Accrued management fees                                        $   12,235          $   15,966
   Other accrued expenses                                             25,460              31,774
   Redemptions payable                                               215,884             151,165
                                                                  ----------          ----------
         Total liabilities                                           253,579             198,905
                                                                  ----------          ----------
Partners' capital:
   General partners                                                  294,798             299,618
   Limited partners                                                3,438,498           4,622,686
                                                                  ----------          ----------
         Total partners' capital                                   3,733,296           4,922,304
                                                                  ----------          ----------
                                                                  $3,986,875          $5,121,209
                                                                  ==========          ==========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                 Six Months Ended June 30,       Three Months Ended June 30,
                                                  2000             1999             2000              1999
                                                ---------         --------        ---------         ---------
Income:

     Net gains on trading
       of commodity futures and
       option contracts:
     Realized gain on closed
       positions                                $  45,579         $261,464        $   4,114         $ 224,127
     Change in unrealized gains (losses)
       on open future contracts                   (34,305)         364,649          (37,365)         (118,736)
     Change in unrealized gains (losses)
       on open option contracts                   (11,014)          27,812          (21,874)           (2,500)
     Interest                                     124,745          122,917           58,162            64,038
                                                ---------         --------        ---------         ---------
           Income (loss) from operations        $ 125,005         $776,842        $   3,037         $ 166,929
                                                =========         ========        =========         =========

Expenses:

     Brokerage commissions, exchange
       clearing fees and NFA charges              140,888          180,435           86,385            87,882
     Management fee allocations                    83,600          108,995           36,974            55,043
     Professional and administrative
       expenses                                    42,000           36,000           21,000            18,000
                                                ---------         --------        ---------         ---------
                                                  266,488          325,430          144,359           160,925
                                                ---------         --------        ---------         ---------
           Net income (loss)                    $(141,483)        $451,412        $(141,322)        $   6,004
                                                =========         ========        =========         =========

Aggregate income (loss)
   allocated to general partners                $  (4,820)        $ 30,106        $  (7,677)        $   3,300

Aggregate income (loss)
   allocated to limited partners                $(136,663)        $421,306        $(133,645)        $   2,704

Net income (loss) per limited
   partnership unit                             $   (4.96)        $  12.56        $   (5.41)        $     .08




See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                               Six Months Ended June 30,
                                                                2000               1999
                                                             -----------         ---------
Cash flows from operating activities:

Net Income (Loss)                                            $  (141,483)        $ 451,412

Adjustments to reconcile net Income (Loss) to net cash provided by operating activities:

   Decrease in change in net unrealized gains
   (losses) on open futures contracts                             34,305           364,649

   Decrease (increase) in market value
   of open option contracts                                       13,985          (684,298)

(Increase) decrease in operating assets:

   U. S. Treasury obligations                                  1,158,883          (444,119)
   Cash in commodities trading account                           (66,563)          426,121
   Other assets                                                      276             2,501

Increase (decrease) in operating liabilities:

   Accrued management fees                                        (3,731)              776
   Other accrued expenses                                         (6,314)          (42,211)
   Redemptions payable                                            64,719            17,529
                                                             -----------         ---------
   Total Adjustments                                           1,195,560          (359,052)
                                                             -----------         ---------

Net cash from (used in) in operating activities                1,054,077            92,360

Cash flows from (used in) financing activities:

  Net proceeds from sale of limited partnership units             72,115            33,400
  Redemption of limited partnership units                     (1,119,640)         (240,198)

Net increase (decrease) in cash                                    6,552          (114,438)
Cash at the beginning of the year                                 31,505           140,972
                                                             -----------         ---------

Cash at the end of the quarter                               $    38,057         $  26,534
                                                             ===========         =========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 2000

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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At June 30, 2000 a total of 62,266.1593 units have been sold, 1,861.9400 units have been distributed in lieu of a cash distribution, and 40,144.4680 units have been redeemed, leaving an outstanding balance at June 30, 2000, of 23,983.6313 units.

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

Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements since, as a partnership, income and losses for tax purposes are allocated to the partners for inclusion in their respective tax returns.

During 1999, the Tennessee General Assembly passed the Tennessee
Franchise/Excise Tax of 1999. Effective January 1, 2000, the Partnership is subject to franchise/excise tax pursuant to provisions of the Act.

No provision for State of Tennessee excise taxes has been made in the accompanying financial statements; because the Partnership has loss during the six months ended June 30, 2000.

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the six months ended June 30, 2000, management fees totaled $83,600 and incentive fees totaled $0.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 1999, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during the first and second quarters were $134,924. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this six-month period amounted to $124,745.

(4)  Related Parties

The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners, the Memphis branch of Refco and the Partnership's commodity broker.

(5)  Calculation of Net Income (Loss) per Limited Partnership Unit

The Net Income (Loss) per Limited Partnership Unit for the period from January 1, 2000, through June 30, 2000 of ($4.96) was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of ($136,663) by the Average Units outstanding between December 31, 1999 and June 30, 2000 (27,543.3545 Units).

The Net Income per Limited Partnership Unit for the period from January 1, 1999, through June 30, 1999 of $12.56 was calculated by dividing the Aggregate Income
(Loss) Allocated to Limited Partners of $421,306 by the Average Units outstanding between December 31, 1998 and June 30, 1999 (33,552.2438 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from April 1, 2000 through June 30, 2000 of ($5.41) was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of ($133,645) by the Average Units outstanding between March 31, 2000 and June 30, 2000 (24,720.1329 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from April 1, 1999 through June 30, 1999 of ($.08) was calculated by dividing the Aggregate Income (Loss) Allocated to Limited Partners of $2,704 by the Average Units outstanding between March 31, 1999 and June 30, 1999 (33,310.1728 Units).

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

                                CERES FUND, L.P.
                        (a Tennessee Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion should be read in conjunction with the Financial Statements and the discussion of Ceres Fund, L.P.'s (the "Partnership") business and other detailed information appearing elsewhere herein. All information is based on the Partnership's fiscal period ended June 30, 2000.

RESULTS OF OPERATIONS

The Three Months and Six Months ended June 30, 2000, compared to the Three Months and Six Months Ended June 30, 1999.

Trading results were less profitable during the three months ended June 30, 2000, as compared to the same period in 1999. The Partnership had income from trading activities of $3,037 for the three months ended June 30, 2000, as compared to income from trading activities of $166,929 for the three months ended March 31, 1999. The gains during this period are primarily attributable to gains in connection with the trading of grain contracts. As a result of such trading activities, the Partnership had a net loss of $141,322 for the three months ended March 31, 2000, compared to net income of $6,004 for the same period in 1999; and a net loss per limited partnership Unit of $5.41 for the three months ended June 30, 2000, compared to a net income per limited partnership Unit of $.08 for the same period in 2000.

Trading results were less profitable during the six months ended June 30, 2000, as compared to the same period in 1999. The Partnership had income from trading activities of $125,005 for the six months ended June 30, 2000, as compared to income from trading activities of $776,842 for the six months ended June 30, 1999. The gains during this period are primarily attributable to gains in connection with the trading of grain contracts. As a result of such losses from trading activities, the Partnership had a net loss of $141,483 for the six months ended June 30, 2000, compared to net income of $451,412 for the same period in 1999; and a net loss per limited partnership Unit of $4.96 for the six months ended June 30, 2000, compared to a net income per limited partnership Unit of $12.56 for the same period in 1999.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days, and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 2000, through June 30, 2000, 481.536 additional Units were sold and 7,600.9831 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C. These securities were registered under the Securities Act of 1933.

D. (1) Units of Limited Partnership interest outstanding at

               April 30, 2000 - 25,618.4279

   (2) Units of Limited Partnership interest outstanding at

               May 31, 2000 - 25,490.4550

   (3) Units of Limited Partnership interest outstanding at

               June 30, 2000 - 23,983.6313

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

         Dates              Units           Amount

      April 1, 2000         161.7934        $ 24,038
      May 1, 2000           -               --
      June 1, 1999          -               --

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates             Units            Amount

        May 31, 2000        127.9729         $ 18,230
        June 30, 2999       1,506.8237       $215,884

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

     Date:  August 11, 2000

CERES FUND, L.P.
By:     Randell Commodity Corporation
        Managing General Partner


By:     /s/Frank L. Watson, Jr.
        ---------------------------
        Frank L. Watson, Jr.
        Chairman