Form 10-Q
period 2000-09-30
CERES FUND LP
filed 2000-11-14
CIK 869711

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                     Statements of Financial Condition
                     September 30, 2000, and December 31, 1999................. 4

                     Statements of Operations
                     Three and Nine Months Ended September 30, 2000 and 1999... 5

                     Statements of Cash Flows
                     Nine Months Ended September 30, 2000 and 1999............. 6

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

                                CERES FUND, L.P.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1999, as set forth in the annual consolidated financial statements of Ceres Fund, L.P. as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the nine-month and three-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                        Statements of Financial Condition

                    September 30, 2000 and December 31, 1999
                                   (Unaudited)


                                                                September 30, 2000   December 31, 1999
                                                                ------------------   -----------------
Assets:
   Cash                                                             $    36,970         $   31,505
   Equity in commodity futures
      trading account:
        U. S. Treasury obligations at
            fair value                                                3,704,822          4,965,968
        Cash                                                            110,223             71,304
        Unrealized gain (losses) on
                open futures contracts                                  (24,938)            37,320
        Market value of open option
                contracts                                                 5,938             14,610
   Other assets                                                             322                502
                                                                    -----------         ----------
   Total Assets:                                                    $ 3,833,337         $5,121,209
                                                                    ===========         ==========

                             Liabilities and Partners' Capital

Liabilities:
   Accrued management fees                                          $    11,644         $   15,966
   Other accrued expenses                                                42,874             31,774
   Redemptions payable                                                  110,172            151,165
                                                                    -----------         ----------
         Total liabilities                                              164,690            198,905
                                                                    -----------         ----------
Partners' capital:
   General partners                                                     301,157            299,618
   Limited partners                                                   3,367,490          4,622,686
                                                                    -----------         ----------
         Total partners' capital                                      3,668,647          4,922,304
                                                                    -----------         ----------
                                                                    $ 3,833,337         $5,121,209
                                                                    ===========         ==========




See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                            Statements of Operations
                                   (Unaudited)


                                                     Nine Months Ended            Three Months Ended
                                                       September 30,                 September 30,
                                                     2000          2000           2000           1999
                                                   --------      --------       --------       ---------
Income:

  Net gains (losses) on trading of commodity
      futures and option contracts:
     Realized gains (losses) on closed
       positions                                  $ 155,008       $110,488      $ 109,429       $(150,976)
     Change in unrealized gains (losses)
       on open futures contracts                    (62,258)       493,922        (27,953)        129,273
      Change in unrealized gains (losses)
        on open option contracts                      9,924          3,856         20,938         (23,956)
     Interest                                       180,504        186,845         55,759          63,928

           Income from operations                 $ 283,178       $795,111      $ 158,173       $  18,269
                                                  ---------       --------      ---------       ---------
Expenses:

     Brokerage commissions, exchange,
       clearing fees and NFA charges                191,515        273,606         50,627          93,171
     Management fee allocations                     118,623        160,440         35,023          51,445
     Professional and administrative
       expenses                                      69,000         54,000         27,000          18,000
                                                  ---------       --------      ---------       ---------
                                                    379,138        488,046        112,650         162,616
                                                  ---------       --------      ---------       ---------
           Net income (loss)                      $ (95,960)      $307,065      $  45,523       $(144,347)
                                                  =========       ========      =========       =========

Aggregate income (loss)
   allocated to general partners                  $   1,539       $ 24,825      $   6,359       $  (5,281)

Aggregate income (loss)
   allocated to limited partners                  $ (97,499)      $282,240      $  39,164       $(139,066)

Net income (loss) per limited
   partnership unit                               $   (3.59)      $   8.51      $    1.66       $   (4.28)




See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)



                                                            Nine Months Ended September 30,
                                                                 2000            1999
                                                            ------------      ----------
Cash flows from operating activities:

Net income (loss)                                           $   (95,960)      $ 307,065

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Decrease (increase) in change in net
   unrealized gains (losses) on open futures contracts           62,258        (493,922)

    Decrease in market value of open
    option contracts                                              8,672          25,219

Decrease (increase) in operating assets:

   U. S. Treasury obligations                                 1,261,146           3,917
   Cash in commodities trading account                          (38,919)        422,607
   Other assets                                                     180           1,935

Increase (decrease) in operating liabilities:

   Accrued management fees                                       (4,322)           (197)
   Other accrued expenses                                        11,100         (43,081)
   Redemptions payable                                          (40,993)        (14,987)
                                                            -----------       ---------

   Total Adjustments                                          1,259,121         (98,509)
                                                            -----------       ---------

Net cash from operating activities                            1,163,161         208,556

Cash flows from (used in) financing activities:

  Net proceeds from sale of limited partnership units            72,116          36,742
  Redemption of limited partnership units                    (1,229,812)       (363,095)
                                                            -----------       ---------
Net increase (decrease) in cash                                   5,465        (117,797)
Cash at the beginning of the year                                31,505         140,972
                                                            -----------       ---------

Cash at the end of the quarter                              $    36,970       $  23,175
                                                            ===========       =========




See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                               September 30, 2000

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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At September 30, 2000 a total of 62,266.1593 units have been sold, 1,861.9400 units have been distributed in lieu of a cash distribution, and 40,904.6901 units have been redeemed, leaving an outstanding balance at September 30, 2000, of 23,223.4092 units.

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

No provision for State of Tennessee excise taxes has been made in the accompanying financial statements; because the Partnership has a loss during the nine months ended September 30, 2000.

(2) Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the nine months ended September 30, 2000, management fees totaled $118,623 and incentive fees totaled $0.

(3) Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 1999, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during the first, second and third quarters were $183,545. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this nine-month period amounted to $180,504.

(4) Related Parties

The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners, the Memphis branch of Refco and the Partnership's commodity broker.

(5) Calculation of Net Income (Loss) per Limited Partnership Unit

The Net Income per Limited Partnership Unit for the period from January 1, 2000, through September 30, 2000 of ($3.59) as calculated by dividing the Aggregate Income Allocated to Limited Partners of ($97,499) by the Average Units outstanding between December 31, 1999 and September 30, 2000 (27,163.2735 Units).

The Net Income per Limited Partnership Unit for the period from January 1, 1999, through September 30, 1999, of $8.51 was calculated by dividing the Aggregate Income Allocated to Limited Partners of $282,240 by the Average Units outstanding between December 31, 1998 and September 30, 10999 (33,163.9909 Units).

The Net Income (Loss) per Limited Partnership Unit for the period from July 1, 2000 through September 30, 2000 of $1.66 was calculated by dividing the Aggregate Income Allocated to Limited Partners of $39,164 by the Average Units outstanding between June 30, 2000 and September 30, 2000 (23,603.5203 Units).

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

                                CERES FUND, L.P.
                        (a Tennessee Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion should be read in conjunction with the Financial Statements and the discussion of Ceres Fund, L.P.'s (the "Partnership") business and other detailed information appearing elsewhere herein. All information is based on the Partnership's fiscal quarter ended September 30, 2000.

RESULTS OF OPERATIONS

The Three Months and Nine Months Ended September 30, 2000, compared to the Three Months and Nine Months Ended September 30, 1999.

Trading results were more profitable during the three months ended September 30, 2000 as compared to the same period in 1999. The Partnership had income from trading activities of $158,173 for the three months ended September 30, 2000, as compared to income from trading activities of $18,269 for the three months ended September 30, 1999. The gains during this period are primarily attributable to gains in connection with the trading of grain contracts. As a result of such trading activities, the Partnership had a net gain of $45,523 for the three months ended September 30, 2000 compared to a net loss of $144,347 for the same period in 1999; and a net gain per limited partnership Unit of $1.66 for the three months ended September 30, 2000, compared to a net loss per limited partnership Unit of $4.28 for the same period in 1999.

Trading results were less profitable during the nine months ended September 30, 2000, as compared to the same period in 1999. The Partnership had income from trading activities of $283,178 for the nine months ended September 30, 2000, compared to a gain from trading activities of $795,111 for the nine months ended September 30, 1999. The gains during this period were primarily attributable to gains in connection with the trading of grain contracts. As a result of such trading activities, the Partnership had a net loss of $95,960 for the nine months ended September 30, 2000, as compared to a net gain of $307,065 for the same period in 1999, and a net loss per limited partnership Unit of $3.59 for the nine months ended September 30, 2000, compared to a net gain per limited partnership Unit of $8.51 for the same period in 1999.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days, and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 2000, through September 30, 2000, 481.536 additional Units were sold and 8,361.2052 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C. These securities were registered under the Securities Act of 1933.

D. (1) Units of Limited Partnership interest outstanding at

       July 31, 2000 - 23,983.6313

   (2) Units of Limited Partnership interest outstanding at

       August 31, 2000 - 23,983.6313

   (3) Units of Limited Partnership interest outstanding at

       September 30, 2000 - 23,223.4092

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:


        Dates               Units         Amount
    July 1, 2000              --            $ --
    August 1, 2000            --              --
    September 1, 2000         --              --


F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates             Units         Amount

    September 30, 2000     760.2221      $110,172

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

     Date: November 14, 2000


CERES FUND, L.P.

By:     Randell Commodity Corporation
        Managing General Partner


By:     /s/Frank L. Watson, Jr.
        --------------------------------
        Frank L. Watson, Jr.
        Chairman