Form 10-K
period 2000-12-31
CERES FUND LP
filed 2001-03-30
CIK 869711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2000


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


                        C/O RANDELL COMMODITY CORPORATION
                       775 RIDGE LAKE BOULEVARD, SUITE 110
                            MEMPHIS, TENNESSEE 38120
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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

                  Incorporation by Reference: Registrant's Registration Statement effective March 9, 1991 and the Prospectus contained therein into Part IV, Item 14 (a)(3) and Supplement No. 1 dated October 1, 1992, thereto, post effective Amendment No. 1 dated April 26, 1991, effective April 30, 1991, post effective Amendment No. 2 dated November 12, 1991, effective November 15, 1992, post effective Amendment No. 3 dated March 31, 1992, effective April 7, 1992, Supplement No. 3 dated June 30, 1992, Supplement No. 4 dated November 30, 1992, post effective Amendment No. 4 dated April 30, 1993, effective May 19, 1993, post effective Amendment No. 5 dated October 16, 1996, effective October 31, 1996, post effective Amendment dated August 25, 1997, effective September 2, 1997, post effective amendment dated May 30, 1998, effective June 8, 1998, post effective amendment dated May 30, 1999, effective June 15, 1999, post effective amendment dated December 9, 1999, and post-effective amendment dated November 24, 2000.

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

         The initial offering to the public of 100,000 Units was closed on November 29, 1991, and trading began December 1, 1991. Following the commencement of trading, the Partnership continued the offering of Units, issuing Units and fractions thereof at the Average Net Asset Value as of the last business day of the month during which the purchaser's subscription was received. As of December 31, 2000, a total of 62,266.1596 units had been sold of which a total of 22,552.6785 were outstanding. The Prospectus is regularly updated and Units continue to be offered to the public.

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

         (4) Forwarding annual audited financial statements (including a balance sheet and statement of income) to each limited partner.

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

         Under the terms of the Customer Agreement, the Partnership pays commodity brokerage commissions to Refco on a round-turn basis in an amount equal to $32.50 per round-turn. A round-turn is the opening and closing of a commodity futures position consisting of one contract. One half of the round-turn commission is charged on the opening of a position and one half is charged on the close. The Partnership assets earn interest from Refco on 100% of the average daily equity maintained in cash in the Partnership's trading account at a rate equal to 80% of the average yield on thirteen week U.S. Treasury Bills issued during each month.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following is a summary of the total assets of the Partnership as of December 31, 2000, 1999, 1998, 1997 and 1996, and the results of operations for each of the years in the five-year period ended December 31, 2000.

         Net increase (decrease) in components of Partnership capital from operations are as follows:

--------------------------------------------------------------------------------------------------------
                                     2000          1999          1998           1997          1996
--------------------------------------------------------------------------------------------------------
Realized & unrealized trading    $  (150,958)   $  155,301   $(1,711,609)   $  (514,269)   $2,844,850
gains (losses) net of
brokerage commission and
clearing fees of $254,561,
$346,157, $770,081, $838,772
and $565,229
--------------------------------------------------------------------------------------------------------
Income (loss) from continuing       (165,787)      114,234    (1,724,922)      (504,535)    2,413,944
operations
--------------------------------------------------------------------------------------------------------
Cash dividends per Unit                   --            --            --          13.61         14.18
--------------------------------------------------------------------------------------------------------
Interest Income                  $   236,259       247,544       332,240        294,507       187,206
----------------------------------------------------------------------------------------------------- --
Management fee                       152,088       208,611       259,437        223,279       151,969
--------------------------------------------------------------------------------------------------------
Administrative expenses               84,000        80,000        72,000         58,403        82,026
--------------------------------------------------------------------------------------------------------
Incentive fee                             --            --        14,116          3,091       384,117
--------------------------------------------------------------------------------------------------------
Net Gain (loss) per Unit*              (6.32)         2.94        (50.01)        (19.61)       115.23
--------------------------------------------------------------------------------------------------------
Total Assets                     $ 3,666,679    $5,121,209   $ 5,504,092    $ 6,647,645    $4,895,087
--------------------------------------------------------------------------------------------------------



* Calculated as net earnings(loss) allocated to limited partners divided by average units outstanding during the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(a) RESULTS OF OPERATIONS

         Trading results were unprofitable for the fiscal year ended December 31, 2000. Trading during the fiscal year resulted in a decrease in net asset value per Unit from $148.62 to $142.13, a decrease of 4.37% attributable primarily to losses in soybeans and corn.

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

(b) LIQUIDITY.

         The Partnership does not engage in sales of goods or services. Its only assets are its investments in its commodity futures trading account, consisting of cash and net unrealized appreciation on open futures contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk the Partnership follows certain policies including:

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

ITEM 7(A) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         For the fiscal year ended December 31, 2000; incentive fees expensed totaled $0. Management fees expensed totaled $152,088. A total of $244,141 in brokerage commissions were paid to Refco.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         None.

(b) SECURITY OWNERSHIP OF MANAGEMENT

         Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the Managing General Partner, and it has discretionary authority over the Partnership's investments. As of December 31, 2000, the General Partner's investment in the Partnership was $298,153.

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

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS

(a)  (1) FINANCIAL STATEMENTS

         See Index to Financial Statements; infra.

(a)  (2) FINANCIAL STATEMENT SCHEDULES

         Schedules are omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or the notes thereto.

(a)  (3) EXHIBITS

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

ii) Form of Customer Agreement between the Partnership and Refco, Inc.*

iii) Form of Subscription Agreement to be executed by each purchaser of Units.*

iv) Form of Escrow of Funds Agreement among the Partnership and National Bank of Commerce.*





*Incorporated herein by reference to the Partnership's Registration Statement on Form S-1, Commission File No. 33-37802.

                                CERES FUND, L.P.

                          INDEX TO FINANCIAL STATEMENTS

                           --------------------------



                                                                                          Page(s)

Independent Auditors' Report................................................................F-1

Financial Statements:

  Statements of Financial Condition as of December 31, 2000 and 1999........................F-2

  Statements of Operations for the years ended December 31, 2000, 1999 and 1998.............F-3

  Statements of Changes in Partners' Capital for the years ended December 31, 2000
          1999 and 1998 ....................................................................F-4

  Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 ............F-5

  Summary of Net Asset Values at December 31, 2000, 1999 and 1998 ..........................F-6

  Notes to Financial Statements ............................................................F-9

  Schedule of Investments at December 31, 2000.............................................F-15

  Affirmation..............................................................................F-16

                          INDEPENDENT AUDITORS' REPORT

The Partners
Ceres Fund, L.P.:

We have audited the accompanying statements of financial condition of Ceres Fund, L.P. (a Tennessee Limited Partnership) as of December 31, 2000 and 1999 and summary of net asset values as of December 31, 2000, 1999 and 1998, and the related statements of operations, changes in partners' capital and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ceres Fund, L.P. (a Tennessee Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic 2000 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 2000 financial statements taken as a whole.


                                    KPMG LLP

Memphis, Tennessee
March 16, 2001

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                        Statements of Financial Condition

                           December 31, 2000 and 1999


                                  ASSETS                     2000         1999
                                                          -----------    ---------
Cash                                                      $    43,676       31,505
Equity in commodity futures trading account:
    U.S. government obligations at fair value (cost of
       $3,547,207 and $4,936,270 at December 31, 2000
       and 1999, respectively)                              3,557,990    4,965,968
    Cash                                                      105,512       71,304
    Unrealized (losses) gains on open futures contracts       (40,675)      37,320
    Open option contracts, at market                               --       14,610
Interest receivable                                               176          502
                                                          -----------    ---------
       Total assets                                       $ 3,666,679    5,121,209
                                                          ===========    =========
                     LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accrued management fees                               $    11,052       15,966
    Other accrued expenses                                     56,807       31,774
    Redemptions payable                                        95,179      151,165
                                                          -----------    ---------
       Total liabilities                                      163,038      198,905
                                                          -----------    ---------
Partners' capital:
    General partners                                          298,153      299,618
    Limited partners                                        3,205,488    4,622,686
                                                          -----------    ---------
       Total partners' capital                              3,503,641    4,922,304
                                                          -----------    ---------
                                                          $ 3,666,679    5,121,209
                                                          ===========    =========

See accompanying notes to financial statements

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                            Statements of Operations

                  Years ended December 31, 2000, 1999 and 1998



                                                        2000         1999         1998
                                                      ---------   ----------   ----------
Net gains (losses) on trading of commodity futures
   and options contracts:
       Realized gains (losses) on closed positions    $ 170,737      (22,015)    (424,683)
       Change in unrealized gains (losses) on open
          futures contracts                             (77,995)     504,019     (493,901)
       Change in unrealized gains (losses)
          on open options contracts                      10,861       19,454      (22,944)
                                                      ---------   ----------   ----------
                   Net gains (losses) on investments    103,603      501,458     (941,528)
Investment income - interest (note 3)                   236,259      247,544      332,240
                                                      ---------   ----------   ----------
                   Income (loss) from operations        339,862      749,002     (609,288)
                                                      ---------   ----------   ----------
Brokerage commissions (note 3)                          244,141      331,112      737,296
Exchange, clearing fees and NFA charges                  10,420       15,045       32,785
Management fee allocations (note 2)                     152,088      208,611      259,437
Incentive fee allocations (note 2)                           --           --       14,116
Professional and administrative expenses                 84,000       80,000       72,000
Tennessee franchise tax                                  15,000           --           --
                                                      ---------   ----------   ----------
                                                        505,649      634,768    1,115,634
                                                      ---------   ----------   ----------
                   Net earnings (loss)                $(165,787)     114,234   (1,724,922)
                                                      =========   ==========   ==========
                   Net earnings (loss) allocated to
                     general partner                  $  (1,465)      16,355      (74,628)
                                                      =========   ==========   ==========
                   Net earnings (loss) allocated to
                     limited partners                 $(164,322)      97,879   (1,650,294)
                                                      =========   ==========   ==========
                   Average net earnings (loss) per
                     unit                             $   (6.32)        2.94       (50.01)
                                                      =========   ==========   ==========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                   Statements of Changes in Partners' Capital

                  Years ended December 31, 2000, 1999 and 1998

                                                          GENERAL       LIMITED
                                                          PARTNERS     PARTNERS      TOTAL
                                                          ---------   ----------   ----------
Partners' capital at December 31, 1997                    $ 357,891    6,126,150    6,484,041
Capital contributions (4,353 units)                              --      866,406      866,406
Redemption of units (1,944 units)                                --     (339,937)    (339,937)
Net loss                                                    (74,628)  (1,650,294)  (1,724,922)
                                                          ---------   ----------   ----------
Partners' capital at December 31, 1998                      283,263    5,002,325    5,285,588
Capital contributions (228 units)                                --       36,742       36,742
Redemption of units (3,332 units)                                --     (514,260)    (514,260)
Net earnings                                                 16,355       97,879      114,234
                                                          ---------   ----------   ----------
Partners' capital at December 31, 1999                      299,618    4,622,686    4,922,304
Capital contributions (482 units)                                --       72,115       72,115
Redemption of units (9,032 units)                                --   (1,324,991)  (1,324,991)
Net loss                                                     (1,465)    (164,322)    (165,787)
                                                          ---------   ----------   ----------
Partners' capital at December 31, 2000                    $ 298,153    3,205,488    3,503,641
                                                          =========   ==========   ==========
Average net asset value per limited partnership unit at:

    December 31, 2000; 22,552.6785 units outstanding                               $   142.13
                                                                                   ==========
    December 31, 1999; 31,103.0777 units outstanding                               $   148.62
                                                                                   ==========
    December 31, 1998; 34,206.8517 units outstanding                               $   146.24
                                                                                   ==========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                            Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                                                                    2000        1999          1998
                                                                -----------    --------    ----------
Cash flows from operating activities:
    Net earnings (loss)                                         $  (165,787)    114,234    (1,724,922)
       Adjustments to reconcile net earnings (loss) to
         net cash provided by (used in) operating activities:
            (Increase) decrease in change in net
              unrealized losses (gains) on open
              futures contracts                                      77,995    (504,019)      493,901
            Decrease (increase) in market value of open
              option contracts                                       14,610      37,265       (41,095)
            (Increase) decrease in operating assets:
              Investments in commodities futures
                 trading account                                  1,373,770     737,699       675,142
              Interest receivable                                       326       2,471         1,422
            Increase (decrease) in operating liabilities:
              Accrued management fees                                (4,914)     (1,225)       (3,664)
              Accrued incentive fees                                     --          --        (1,662)
              Other accrued expenses                                 25,033     (31,655)        3,042
                                                                -----------    --------    ----------
                 Net cash provided by (used in)
                   operating activities                           1,321,033     354,770      (597,836)
Cash flows from financing activities:
    Net proceeds from sale of limited partnership units              72,115      36,742       866,406
    Redemptions of limited partnership units                     (1,380,977)   (500,979)     (282,753)
                                                                -----------    --------    ----------
                 Net cash (used in) provided by
                   financing activities                          (1,308,862)   (464,237)      583,653
                                                                -----------    --------    ----------
Net (decrease) increase in cash                                      12,171    (109,467)      (14,183)
Cash at beginning of year                                            31,505     140,972       155,155
                                                                -----------    --------    ----------
Cash at end of year                                             $    43,676      31,505       140,972
                                                                ===========    ========    ==========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                           Summary of Net Asset Values

                                December 31, 2000


                        NUMBER        NUMBER         NUMBER        NUMBER      NET ASSET  TOTAL LIMITED
   SUBSCRIBER          OF UNITS      OF UNITS       OF UNITS      OF UNITS        VALUE    PARTNER NET
 ADMISSION DATE       SUBSCRIBED     WITHDRAWN     DISTRIBUTED   OUTSTANDING    PER UNIT   ASSET VALUE
 --------------      -----------   -------------   -----------   -----------   ---------   ----------
January 1, 1996      43,256.2273   (34,257.4290)    1,793.0394   10,791.8377   $ 142.550   $1,538,258
November 1, 1996        239.4689      (272.9274)       41.3760        7.9175     142.550        1,129
December 1, 1996        155.2598      (182.7844)       27.5246            --          --           --
January 1, 1997         708.7734      (634.1576)            --       74.6158     142.550       10,636
February 1, 1997      1,555.9517      (834.3509)            --      721.6008     142.457      102,797
March 1, 1997         2,630.9876      (814.4287)            --    1,816.5589     142.457      258,781
April 1, 1997         3,704.4494      (734.4429)            --    2,970.0065     142.245      422,468
May 1, 1997           1,381.6388      (637.4066)            --      744.2322     142.035      105,707
June 1, 1997            988.1934      (396.1881)            --      592.0053     142.550       84,390
July 1, 1997            826.3808      (188.8130)            --      637.5678     139.296       88,810
August 1, 1997          493.4459             --             --      493.4459     140.271       69,216
September 1, 1997       209.0262             --             --      209.0262     139.949       29,253
October 1, 1997         496.1560       (35.8050)            --      460.3510     140.367       64,618
November 1, 1997        229.6653             --             --      229.6653     140.415       32,249
December 1, 1997        327.4226      (201.4908)            --      125.9318     140.690       17,717
January 1, 1998         103.8085      (103.8085)            --            --          --           --
February 1, 1998        509.8596      (255.8443)            --      254.0153     140.504       35,690
March 1, 1998         1,177.3329      (491.2623)            --      686.0706     140.727       96,549
April 1, 1998           717.5374      (573.3805)            --      144.1569     142.189       20,498
May 1, 1998             422.0476      (114.0062)            --      308.0414     142.189       43,800
June 1, 1998            669.0029      (299.6207)            --      369.3822     142.189       52,522
August 1, 1998          506.3963      (340.1678)            --      166.2285     141.919       23,591
September 1, 1998        29.1615             --             --       29.1615     148.650        4,335
October 1, 1998         217.9573             --             --      217.9573     142.183       30,990
March 1, 1999            51.6151       (51.6151)            --            --          --           --
April 1, 1999            66.7377       (66.7377)            --            --          --           --
May 1, 1999              60.1015       (60.1015)            --            --          --           --
June 1, 1999             28.6521       (28.6521)            --            --          --           --
September 1, 1999        21.3654             --             --       21.3654     142.171        3,038
March 1, 2000           319.7433             --             --      319.7433     142.164       45,456
April 1, 2000           161.7934             --             --      161.7934     142.091       22,989
                    ------------   ------------   ------------  ------------   ---------   ----------
                     62,266.1596   (41,575.4211)    1,861.9400   22,552.6785   $142.1334   $3,205,488
                    ============   ============   ============  ============   =========   ==========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                           Summary of Net Asset Values

                                December 31, 1999

                        NUMBER        NUMBER          NUMBER        NUMBER     NET ASSET  TOTAL LIMITED
   SUBSCRIBER          OF UNITS     OF UNITS        OF UNITS      OF UNITS        VALUE    PARTNER NET
 ADMISSION DATE       SUBSCRIBED    WITHDRAWN      DISTRIBUTED   OUTSTANDING    PER UNIT   ASSET VALUE
 --------------      -----------   ------------     ----------   -----------   ---------   ----------
January 1, 1996      43,256.2273   (29,128.3907)    1,793.0394   15,920.8760   $ 149.029   $2,372,672
November 1, 1996        239.4689      (158.6871)       41.3760      122.1578     149.029       18,205
December 1, 1996        155.2598       (73.6832)       27.5246      109.1012     149.029       16,259
January 1, 1997         708.7734      (389.1942)            --      319.5792     149.029       47,627
February 1, 1997      1,555.9517      (315.7003)            --    1,240.2514     149.029      184,833
March 1, 1997         2,630.9876      (652.3322)            --    1,978.6554     148.932      294,685
April 1, 1997         3,704.4494      (500.5439)            --    3,203.9055     148.710      476,453
May 1, 1997           1,381.6388      (519.2827)            --      862.3561     148.490      128,051
June 1, 1997            988.1934      (113.8472)            --      874.3462     149.028      130,302
July 1, 1997            826.3808        (6.8935)            --      819.4873     145.625      119,338
August 1, 1997          493.4459             --             --      493.4459     146.645       72,361
September 1, 1997       209.0262             --             --      209.0262     146.308       30,582
October 1, 1997         496.1560       (20.4600)            --      475.6960     146.746       69,806
November 1, 1997        229.6653             --             --      229.6653     146.796       33,714
December 1, 1997        327.4226       (75.5590)            --      251.8636     147.083       37,045
January 1, 1998         103.8085             --             --      103.8085     147.252       15,286
February 1, 1998        509.8596       (50.8031)            --      459.0565     146.889       67,430
March 1, 1998         1,177.3329       (88.4793)            --    1,088.8536     147.123      160,195
April 1, 1998           717.5374      (154.4626)            --      563.0748     148.651       83,702
May 1, 1998             422.0476       (47.9973)            --      374.0503     148.651       55,603
June 1, 1998            669.0029      (230.3615)            --      438.6414     148.651       65,204
August 1, 1998          506.3963       (16.8074)            --      489.5889     148.369       72,640
September 1, 1998        29.1615             --             --       29.1615     148.650        4,335
October 1, 1998         217.9573             --             --      217.9573     148.645       32,398
March 1, 1999            51.6151             --             --       51.6151     148.640        7,672
April 1, 1999            66.7377             --             --       66.7377     148.636        9,920
May 1, 1999              60.1015             --             --       60.1015     148.628        8,933
June 1, 1999             28.6521             --             --       28.6521     148.644        4,259
September 1, 1999        21.3654             --             --       21.3654     148.633        3,176
                    ------------   ------------   ------------  ------------   ---------   ----------
                     61,784.6229   (32,543.4852)    1,861.9400   31,103.0777   $148.6247   $4,622,686
                    ============   ============   ============  ============   =========   ==========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                           Summary of Net Asset Values

                                December 31, 1998

                        NUMBER        NUMBER          NUMBER        NUMBER     NET ASSET  TOTAL LIMITED
   SUBSCRIBER          OF UNITS     OF UNITS        OF UNITS      OF UNITS        VALUE    PARTNER NET
 ADMISSION DATE       SUBSCRIBED    WITHDRAWN      DISTRIBUTED   OUTSTANDING    PER UNIT   ASSET VALUE
---------------      -----------   ------------     ----------   -----------   ---------   ----------
January 1, 1996      43,256.2273   (27,527.1643)    1,793.0394   17,522.1024   $146.6195   $2,569,082
November 1, 1996        239.4689       (65.0721)       41.3760      215.7728    146.6195       31,636
December 1, 1996        155.2598       (73.6830)       27.5246      109.1014    146.6195       15,996
January 1, 1997         708.7734      (251.8320)            --      456.9414    146.6195       66,997
February 1, 1997      1,555.9517      (225.5000)            --    1,330.4517    146.6194      195,070
March 1, 1997         2,630.9876      (463.1330)            --    2,167.8546    146.5239      317,642
April 1, 1997         3,704.4494      (163.7290)            --    3,540.7204    146.3058      518,028
May 1, 1997           1,381.6388      (259.8730)            --    1,121.7658    146.0901      163,878
June 1, 1997            988.1934      (113.8470)            --      874.3464    146.6194      128,196
July 1, 1997            826.3808        (6.8940)            --      819.4868    143.2701      117,408
August 1, 1997          493.4459             --             --      493.4459    144.2740       71,191
September 1, 1997       209.0262             --             --      209.0262    143.9424       30,088
October 1, 1997         496.1560             --             --      496.1560    144.3731       71,631
November 1, 1997        229.6653             --             --      229.6653    144.4227       33,169
December 1, 1997        327.4226             --             --      327.4226    144.7055       47,380
January 1, 1998         103.8085             --             --      103.8085    144.8718       15,039
February 1, 1998        509.8596       (50.8030)            --      459.0566    144.5137       66,340
March 1, 1998         1,177.3329             --             --    1,177.3329    144.7433      170,411
April 1, 1998           717.5374             --             --      717.5374    146.2485      104,939
May 1, 1998             422.0476             --             --      422.0476    146.2485       61,724
June 1, 1998            669.0029             --             --      669.0029    146.2485       97,840
August 1, 1998          506.3963        (9.7090)            --      496.6873    145.9705       72,501
September 1, 1998        29.1615             --             --       29.1615    146.2467        4,265
October 1, 1998         217.9573             --             --      217.9573    146.2418       31,874
                    ------------   ------------   ------------  ------------   ---------   ----------
                     61,556.1511   (29,211.2394)    1,861.9400   34,206.8517   $146.2376   $5,002,325
                    ============   ============   ============  ============   =========   ==========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                           December 31, 2000 and 1999


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

              The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit ($100 net of commission). During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership sells units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement. The Partnership can continue selling units until the maximum 100,000 units offered have been sold.

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

              Units may not be redeemed during the first six months after they are purchased. Thereafter, limited partners may redeem their units at the redemption net asset value per unit as of the end of any calendar quarter upon ten days written notice to the managing general partner. The redemption value is based on the net asset value of all units redeemed as more fully described in the offering prospectus.

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

                           December 31, 2000 and 1999


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

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                           December 31, 2000 and 1999


              During 1999 the Tennessee General Assembly passed the Tennessee Franchise/Excise Tax of 1999 (the Act). Beginning January 1, 2000 the Partnership is subject to corporate tax in Tennessee pursuant to the provisions of the Act. No state income taxes have been recorded in the accompanying financial statements because the partnership had a net loss for the year ended December 31, 2000, but the Partnership began to incur franchise taxes in 2000. At December 31, 2000 state net operating loss carryforwards were approximately $166,000 and a valuation allowance was recorded for the tax benefit thereon.

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

       (F)    RECLASSIFICATIONS

              Certain 1999 and 1998 amounts have been reclassified to conform to their 2000 presentation.

       (G)    AVERAGE NET EARNINGS (LOSS) PER UNIT

              The average net earnings (loss) per unit as reported on the statement of operations was calculated as net earnings (loss) allocated to the limited partners divided by average outstanding units during the year. Average outstanding units were 25,997.87, 33,292.18 and 32,999.28 in 2000, 1999 and 1998, respectively.

       (H)    RECENT ACCOUNTING PRONOUNCEMENT

              Statement of Financial Accounting Standard (SFAS) No. 133, " Accounting for Derivative Instruments and Hedging Activity" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended by SFAS No. 137, this statement is effective for fiscal years, and quarters of fiscal years beginning after June 15, 2000. The Partnership will adopt this statement January 1, 2001, and expects the adoption to have no material impact on the financial statements of the Partnership.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                           December 31, 2000 and 1999


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

                                      2000         1999          1998
                                   ---------     ---------     ---------
               Management fees     $ 152,088     $ 208,611     $ 259,437
               Incentive fees             --            --        14,116

(3)    CUSTOMER AGREEMENT WITH REFCO, INC.

       The Partnership entered into a customer agreement with Refco, pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. Refco charges the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco in 2000, 1999 and 1998 were $244,141, $331,112 and $737,296, respectively.
       The Partnership earns interest on Treasury Bills held in its account, on interest-bearing accounts and on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate that approximated the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership in 2000, 1999 and 1998 was $236,259, $247,544 and $332,240, respectively.

(4)    RELATED PARTIES

       The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners and the Memphis branch of Refco, the Partnership's commodity broker.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                           December 31, 2000 and 1999


(5)    OFF-BALANCE-SHEET RISK

       In the normal course of business, the Partnership enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments include financial futures contracts and option contracts. Futures contracts provide for the delayed delivery of commodities, whereby the seller agrees to make delivery at a specified future date, at a specified price. Futures contracts and options on such contracts are held for trading and arbitrage purposes. The notional value of these contracts reflect the extent of involvement the Partnership has in particular types of contracts. Risk arises from movements in commodities' values. At December 31, 2000, the underlying notional value of open contract commitments were long $4,206,903 and short $(3,684,450).

       The Partnership trades in a variety of futures and options financial instruments, and all open positions are reported at fair value. Trading gains, including realized and unrealized gains and losses, from financial futures contracts and options transactions for the year ended December 31, 2000 was $103,603. The average fair value of open commodity financial instruments, and the year-end fair value of open commodities are as follows:

                                               AVERAGE FAIR           FAIR VALUE
                                               VALUE OF OPEN      OF OPEN POSITIONS AT
                                                 POSITIONS            DECEMBER 31,
                                                DURING 2000              2000
                                                -----------            ---------
         Assets (Long Positions)                  $ 10,146             $  61,060
         Liabilities (Short Positions)              (5,997)             (101,735)

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

                           December 31, 2000 and 1999


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

(6)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       SFAS No. 107, Disclosure About Fair Value of Financial Instruments, extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial condition, for which it is practicable to estimate fair value. If estimating fair value is not practicable, this Statement requires disclosures of descriptive information pertinent to estimating the value of a financial instrument. At December 31, 2000 and 1999, substantially all of the Partnership's financial instruments, as defined in the Statement, are carried at fair value.

                                                                      SCHEDULE 1

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                             Schedule of Investments

                                December 31, 2000

                                                             PAR OR
                                                           NUMBER OF        FAIR
                             DESCRIPTION                   CONTRACTS        VALUE
                             -----------                  -----------    -----------
         United States Treasury Bill due March 8, 2001    $   700,000    $   692,357
         United States Treasury Bill due March 15, 2001     2,900,000      2,865,633
                                                                         -----------
                                                                           3,557,990
                                                                         -----------
         Net cash balances from futures trading                              105,512
                                                                         -----------
         Open contracts in futures trading accounts:
             March 1 Kansas Wheat                             (50,000)       (17,025)
             July 1 Kansas Wheat                               50,000        (19,188)
             February 1 Live Cattle                               (25)        (9,250)
             April 1 Live Cattle                                  (13)        (5,460)
             June 1 Live Cattle                                    13         16,810
             March 1 Soybeans - CBT                            25,000          3,438
             March 1 U.S. Treasury - Bond Future                    5          2,500
             March 1 IOM S&P Index                                 (5)       (70,000)
             March 1 Corn - CBT                                    25         11,875
             May 1 Corn - CBT                                     100         26,250
             July 1 Corn - CBT                                     25         19,375
                                                                         -----------
                                                                             (40,675)
                                                                         -----------
             Total equity in futures trading accounts                         64,837
                                                                         -----------
             Total investments                                           $ 3,622,827
                                                                         ===========

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


/s/Frank L. Watson, Jr.
--------------------------------------
Frank L. Watson, Jr., Chairman
Randell Commodity Corporation





SWORN TO AND SUBSCRIBED before me this 28th day of March 2001.



/s/Marty Morgan
--------------------------------------
Marty Morgan
NOTARY PUBLIC



My Commission Expires:   December 29, 2004

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, and State of Tennessee on the 28th day of March 2001


CERES FUND, L.P.

By: RANDELL COMMODITY CORPORATION
    Managing General Partner



    /s/Frank L. Watson, Jr.
    -------------------------------
By: Frank L. Watson, Jr.
    Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Managing General Partner of the Registrant in the capacities and on the date indicated.


RANDELL COMMODITY CORPORATION
Managing General Partner of the Registrant



    /s/Frank L. Watson, Jr.
    --------------------------------
By: Frank L. Watson, Jr., Principal
    Executive Officer & Sole Director


March 28th, 2001

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

None.