Form 10-Q
period 2001-03-31
CERES FUND LP
filed 2001-05-15
CIK 869711

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

            775 Ridge Lake Blvd., Suite 110, Memphis, Tennessee 38120
                                 (901) 577-2229

              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

                                CERES FUND, L.P.

                                    CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I.    Financial Information

           ITEM 1  Financial Statements (unaudited)

                      Statements of Financial Condition
                      March 31, 2001, and December 31, 2000.............................................    4

                      Statements of Operations
                      Three Months Ended March 31, 2001 and 2000........................................    5

                      Statements of Cash Flows
                      Three Months Ended March 31, 2001 and 2000........................................    6

                      Notes to Financial Statements.....................................................    7

           ITEM 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.....................................   10

PART II.   Other Information ...........................................................................   11

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

                                CERES FUND, L.P.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2000, as set forth in the annual consolidated financial statements of Ceres Fund, L.P. as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                        Statements of Financial Condition

                      March 31, 2001 and December 31, 2000
                                   (Unaudited)

                                                                                      March 31, 2001      December 31, 2000
                                                                                      --------------      -----------------
Assets:
   Cash                                                                                $     66,173          $     43,676
   Equity in commodity
     trading account:
        U. S. Treasury obligations at
           fair value                                                                     3,419,425             3,557,990
        Cash                                                                                 50,664               105,512
        Unrealized gains (losses) on
           open futures contracts                                                           267,492               (40,675)
   Other assets                                                                                 796                   176
                                                                                       ------------          ------------
Total Assets:                                                                          $  3,804,550          $  3,666,679
                                                                                       ============          ============

                                                         Liabilities and Partners' Capital

Liabilities:
   Accrued management fees                                                             $     11,388          $     11,052
   Accrued incentive fees                                                                        75                    --
   Other accrued expenses                                                                    72,648                56,807
   Redemptions payable                                                                       85,319                95,179
                                                                                       ------------          ------------
Total liabilities:                                                                          169,430               163,038
                                                                                       ------------          ------------
Partners' capital:
   General partners                                                                         319,523               298,153
   Limited partners                                                                       3,315,597             3,205,488
                                                                                       ------------          ------------
         Total partners' capital                                                          3,635,120             3,503,641
                                                                                       ------------          ------------
                                                                                       $  3,804,550          $  3,666,679
                                                                                       ============          ============

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                          2001                2000
                                                                                       ----------          ----------
Income:

     Net gains on trading of commodity futures
       and option contracts:
     Realized gains on closed positions                                                $   20,794          $   41,465
     Change in unrealized gains
       on open futures contracts                                                          308,167               3,060
      Change in unrealized gains
        on open option contracts                                                               --              10,860
     Interest                                                                              49,820              66,583
                                                                                       ----------          ----------
           Income From Operations                                                         378,781             121,968
                                                                                       ----------          ----------

Expenses:
     Brokerage commissions, exchange,
      clearing fees and NFA charges                                                        98,405              54,503
     Management fee allocations                                                            33,503              46,626
     Incentive fee allocations                                                                 75                  --
     Professional and administrative
       expenses                                                                            30,000              21,000
                                                                                       ----------          ----------
                                                                                          161,983             122,129
                                                                                       ----------          ----------
           Net income (loss)                                                           $  216,798          $     (161)
                                                                                       ==========          ==========
Aggregate income allocated to general partners                                         $   21,370          $    2,857

Aggregate income (loss)
   allocated to limited partners                                                       $  195,428          $   (3,018)

Net income (loss) per limited
   partnership unit                                                                    $     8.78          $     (.11)

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                          Three Months Ended March 31,
                                                                                          2001                    2000
                                                                                       -----------           -----------
Cash flows from operating activities:

Net income (loss)                                                                      $   216,798           $      (161)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Change in net unrealized gains (losses)
     on open futures contracts                                                            (308,167)               (3,060)

   Decrease in market value of open option contracts                                            --                14,610

(Decrease) increase in operating assets:

   U. S. Treasury obligations                                                              138,565               101,581

   Cash in commodities trading account                                                      54,848                39,144

   Other assets                                                                               (620)                  261

Increase (decrease) in operating liabilities:

   Accrued management fees                                                                     336                  (355)
   Accrued incentive fees                                                                       75                    --
   Other accrued expenses                                                                   15,841                14,741
   Amounts received for future subscriptions                                                    --                25,000
   Redemptions payable                                                                      (9,860)              734,361
                                                                                       -----------           -----------

Net cash from in operating activities                                                      107,816               926,122

Cash flows from (used in) financing activities:

  Net proceeds from sale of limited partnership units                                           --                48,077

  Redemption of limited partnership units                                                  (85,319)             (885,526)
                                                                                       -----------           -----------
Net increase (decrease) in cash                                                             22,497                88,673
Cash at the beginning of the year                                                           43,676                31,505
                                                                                       -----------           -----------
Cash at the end of the quarter                                                         $    66,173           $   120,178
                                                                                       ===========           ===========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 2001

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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At March 31, 2001, a total of 62,266.1593 units have been sold, 1,861.9400 units have been distributed in lieu of a cash distribution, and 42,141.8523 units have been redeemed, leaving an outstanding balance at March 31, 2001, of 21,986.2470 units.

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

A provision for State of Tennessee excise taxes has been made in the accompanying financial statements; based on the Partnership's income for the three months ended March 31, 2001.

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the three months ended March 31, 2001, management fees totaled $33,503 and incentive fees totaled $75.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 2001, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during the first quarter was $94,185. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this three-month period amounted to $49,818.

(4)  Related Parties

The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners, the Memphis branch of Refco and the Partnership's commodity broker.

(5)  Calculation of Net Income (Loss) per Limited Partnership Unit

The Net Income per Limited Partnership Unit for the period from January 1, 2001, through March 31, 2001 of $8.78 as calculated by dividing the Aggregate Income Allocated to Limited Partners of $195,428 by the Average Units outstanding between December 31, 2000 and March 31, 2001 (22,269.4628 Units).

The Net Income per Limited Partnership Unit for the period from January 1, 2000, through March 31, 2000, of ($.11) calculated by dividing the Aggregate Loss Allocated to Limited Partners of ($3,018) by the Average Units outstanding between December 31, 1999 and March 31, 2000 (28,279.8561 Units).

(6)  Recent Pronouncements

In June 1998, SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The partnership adopted this statement January 1, 2001 with no material impact on its financial position.

(7)  Market Risks

As of March 31, 2001, Management believes that there have been no significant changes in market risk as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2000.

                                CERES FUND, L.P.
                        (a Tennessee Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion should be read in conjunction with the Financial Statements and the discussion of Ceres Fund, L.P.'s (the "Partnership") business and other detailed information appearing elsewhere herein. All information is based on the Partnership's fiscal quarter ended March 31, 2001.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2001, compared to the Three Months and Nine Months Ended March 31, 2000.

Trading results were more profitable during the three months ended March 31, 2001, as compared to the same period in 2000. The Partnership had income from trading activities of $378,781 for the three months ended March 31, 2001, as compared to income from trading activities of $121,968 for the three months ended March 31, 2001. The gains during this period are primarily attributable to gains in connection with the trading of grain contracts. As a result of such trading activities, the Partnership had a net gain of $216,798 for the three months ended March 31, 2001 compared to a net loss of $161 for the same period in 2000 and a net gain per limited partnership Unit of $8.78 for the three months ended March 31, 2001, compared to a net loss per limited partnership Unit of $0.11 for the same period in 2000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days, and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 2001, through March 31, 2001, no additional Units were sold and 566.4315 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C. These securities were registered under the Securities Act of  1933.

D. (1) Units of Limited Partnership interest outstanding at

          January 31, 2001 - 22,552.6785

   (2)  Units of Limited Partnership interest outstanding at

          February 28, 2001 - 22,552.6785

   (3)  Units of Limited Partnership interest outstanding at

          March 31, 2001 - 21,986.2470

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

              Dates                         Units                 Amount
         January 1, 2001                     --                   $  --
         February 1, 2001                    --                      --
         March 1, 2001                       --                      --

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

             Dates                             Units               Amount
         March 31, 2001                      566.4315            $  85,319

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

         Date: May 14, 2001


CERES FUND, L.P.



By:  Randell Commodity Corporation
     Managing General Partner


By: /s/ Frank L. Watson, Jr.
   ---------------------------------
   Frank L. Watson, Jr.
   Chairman