Form 10-Q
period 2001-06-30
CERES FUND LP
filed 2001-08-14
CIK 869711

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Yes ( X )         No  (  )

                                CERES FUND, L.P.

                                    CONTENTS

                                                                                       PAGE
PART I.  Financial Information

         ITEM 1. Financial Statements (unaudited)

                 Statements of Financial Condition
                 June 30, 2001, and December 31, 2000 .........................           4

                 Statements of Operations
                 Three and Six Months Ended June 30, 2001 and 2000 ............           5

                 Statements of Cash Flows
                 Six Months Ended June 30, 2001 and 2000 ......................           6

                 Notes to Financial Statements ................................           7

         ITEM 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ................          10

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ...          10

PART II. Other Information ....................................................          11

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

                                CERES FUND, L.P.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2000, as set forth in the annual consolidated financial statements of Ceres Fund, L.P. as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the six-month and three-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                        Statements of Financial Condition

                       June 30, 2001 and December 31, 2000
                                   (Unaudited)


                                          June 30, 2001       December 31, 2000
                                          -------------       -----------------
Assets:
  Cash                                       $   28,743          $    43,676
  Equity in commodity
    trading account:
      U. S. Treasury obligations at
        fair value                            3,525,589            3,557,990
      Cash                                      210,488              105,512
      Unrealized gains (losses) on
        open futures contracts                   17,580              (40,675)
  Other assets                                      426                  176
                                             ----------          -----------
        Total Assets:                        $3,782,826          $ 3,666,679
                                             ==========          ===========

Liabilities and Partners' Capital

Liabilities:
  Accrued management fees                    $   11,372          $    11,052
  Accrued incentive fees                            341                   --
  Other accrued expenses                         44,316               56,807
  Redemptions payable                           124,118               95,179
                                             ----------          -----------
        Total liabilities                       180,147              163,038
                                             ----------          -----------
Partners' capital:
  General partners                              330,610              298,153
  Limited partners                            3,272,069            3,205,488
                                             ----------          -----------
        Total partners' capital               3,602,679            3,503,641
                                             ----------          -----------
                                             $3,782,826          $ 3,666,679
                                             ==========          ===========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                            Statements of Operations
                                   (Unaudited)


                                                 Six Months Ended June 30,              Three Months Ended June 30,
                                                  2001               2000                2001                200
                                                --------          ---------           ---------           ---------
Income:

   Net gains on trading
     of commodity futures and
     option contracts:
   Realized gains on closed
     positions                                  $458,918          $  45,579           $ 438,124           $   4,114
   Change in unrealized gains (losses)
     on open future contracts                     58,255            (34,305)           (249,913)            (37,365)
   Change in unrealized losses
     on open option contracts                         --            (11,014)                 --             (21,874)
   Interest                                       87,670            124,745              37,851              58,162
                                                --------          ---------           ---------           ---------

         Income From Operations                 $604,843          $ 125,005           $ 226,062           $   3,037
                                                --------          ---------           ---------           ---------

Expenses:

   Brokerage commissions, exchange,
    clearing fees and NFA charges                168,763            140,888              70,358              86,385
   Management fee allocations                     67,264             83,600              33,761              36,974
   Incentive fee allocations                         341                 --                 266                  --
   Professional and administrative
     expenses                                     60,000             42,000              30,000              21,000
                                                --------          ---------           ---------           ---------

                                                 296,368            266,488             134,385             144,359
                                                --------          ---------           ---------           ---------

         Net income (loss)                      $308,475          $(141,483)          $  91,677           $(141,322)
                                                ========          =========           =========           =========

Aggregate income (loss)
 allocated to general partners                  $ 32,457          $  (4,820)          $  11,087           $  (7,677)

Aggregate income (loss)
 allocated to limited partners                  $276,018          $(136,663)          $  80,590           $(133,645)

Net income (loss) per limited
 partnership unit                               $  12.62          $   (4.96)          $    3.73           $   (5.41)

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                     Six Months Ended June 30,
                                                                     2001                 2000
                                                                  ---------           -----------
Cash flows from operating activities:

Net income (loss)                                                 $ 308,475           $  (141,483)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Decrease (increase) in change in net unrealized gains
   (losses) on open futures contracts                               (58,255)               34,305

   Decrease in market value
   of open option contracts                                              --                13,985

Decrease (increase) in operating assets:

   U.S. Treasury obligations                                         32,401             1,158,883
   Cash in commodities trading account                             (104,976)              (66,563)
   Other assets                                                        (250)                  276

Increase (decrease) in operating liabilities:

   Accrued management fees                                              320                (3,731)
   Accrued incentive fees                                               341                    --
   Other accrued expenses                                           (12,491)               (6,314)
   Redemptions payable                                               28,939                64,719
                                                                  ---------           -----------

Net cash from operating activities                                  194,504             1,054,077

Cash flows from (used in) financing activities:

  Net proceeds from sale of limited partnership units                    --                72,115
  Redemption of limited partnership units                          (209,437)           (1,119,640)
                                                                  ---------           -----------

Net cash from financing activities:                                (209,437)           (1,047,525)
                                                                  ---------           -----------

Net increase (decrease) in cash                                     (14,933)                6,552

Cash at the beginning of the period                                  43,676                31,505
                                                                  ---------           -----------

Cash at the end of the period                                     $  28,743           $    38,057
                                                                  =========           ===========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 2001

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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At June 30, 2001, a total of 62,266.1593 units have been sold, 1,861.9400 units have been distributed in lieu of a cash distribution, and 42,946.8038 units have been redeemed, leaving an outstanding balance at June 30, 2001, of 21,181.2955 units.

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

Income and expenses of the Partnership (excluding the Management Allocation and Incentive Allocation) are allocated pro rata among the partners based on their respective capital accounts as of the beginning of the month in which the items of income and expense accrue, except that limited partners have no liability for partnership obligations in excess of their capital accounts, including losses. The Management Allocation and Incentive Allocation are allocated to the Limited Partners only in accordance with the terms of the Limited Partnership Agreement.

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

The Partnership is subject to franchise/excise taxes pursuant to the Tennessee Franchise/Excise Tax of 1999. A provision for State of Tennessee excise taxes has been made in the accompanying financial statements, based on the Partnership's income for the six months ended June 30, 2001.

A provision for State of Tennessee excise taxes has been made in the accompanying financial statements; based on the Partnership's income for the six months ended June 30, 2001.

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the six months ended June 30, 2001, management fees totaled $67,264 and incentive fees totaled $341.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 2001, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during the first and second quarters were $161,428. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this six-month period amounted to $87,670.

(4)  Related Parties

The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners, the Memphis branch of Refco and the Partnership's commodity broker.

(5)  Calculation of Net Income (Loss) per Limited Partnership Unit

The Net Income per Limited Partnership Unit for the period from January 1, 2001, through June 30, 2001, of $12.62 was calculated by dividing the Aggregate Income Allocated to Limited Partners of $276,018 by the Average Units outstanding between December 31, 2000 and June 30, 2001 (21,866.9870 Units).

The Net Loss per Limited Partnership Unit for the period from January 1, 2000, through June 30, 2000 of ($4.96) was calculated by dividing the Aggregate Loss Allocated to Limited Partners of ($136,663) by the Average Units outstanding between December 31, 1999 and June 30, 2000 (27,543.3545 Units).

The Net Income per Limited Partnership Unit for the period from April 1, 2001 through June 30, 2001 of $3.73 was calculated by dividing the Aggregate Income Allocated to Limited Partners of $80,590 by the Average Units outstanding between March 31, 2001 and June 30, 2001 (21,583.7713 Units).

The Net Loss per Limited Partnership Unit for the period from April 1, 2000 through June 30, 2000 of ($5.41) was calculated by dividing the Aggregate Loss Allocated to Limited Partners of ($133,645) by the Average Units outstanding between March 31, 2000 and June 30, 2000 (24,720.1329 Units).

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

In September 2000, SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This Statement replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The partnership's adoption of the statement had no material impact on its financial position.

In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" were issued. Statement 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The adoption of these statements will have no material impact on the partnership's financial position.

                                CERES FUND, L.P.
                        (a Tennessee Limited Partnership)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion should be read in conjunction with the Financial Statements and the discussion of Ceres Fund, L.P.'s (the "Partnership") business and other detailed information appearing elsewhere herein. All information is based on the Partnership's fiscal quarter ended June 30, 2001.

RESULTS OF OPERATIONS

The Three and Six Months Ended June 30, 2001, compared to the Three Months and Six Months Ended June 30, 2000.

Trading results were more profitable during the three months ended June 30, 2001, as compared to the same period in 2000. The Partnership had income from trading activities of $226,062 for the three months ended June 30, 2001, as compared to income from trading activities of $3,037 for the three months ended June 30, 2000. The gains during this period are primarily attributable to gains in connection with the trading of grain contracts. As a result of such trading activities, the Partnership had a net gain of $91,677 for the three months ended June 30, 2001 compared to a net loss of $141,322 for the same period in 2000; and a net gain per limited partnership Unit of $3.73 for the three months ended June 30, 2001, compared to a net loss per limited partnership Unit of $5.41 for the same period in 2000.

Trading results were more profitable during the six months ended June 30, 2001, as compared to the same period in 2000. The Partnership had income from trading activities of $604,843 for the six months ended June 30, 2001, as compared to income from trading activities of $125,005 for the six months ended June 30, 2000. The gains during this period are primarily attributable to gains in connection with the trading of grain contracts. As a result of such trading activities, the Partnership had a net gain of $308,475 for the six months ended June 30, 2001, compared to a net loss of $141,483 for the same period in 2000; and a net gain per limited partnership Unit of $12.62 for the six months ended June 30, 2001, compared to a net loss per limited partnership Unit of $4.96 for the same period in 2000.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2001, management believes that there have been no significant changes in market risk as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days, and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 2001, through June 30, 2001, no additional Units were sold and 1,371.3830 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C.       These securities were registered under the Securities Act of 1933.

D.       (1)      Units of Limited Partnership interest outstanding at

                  April 30, 2001 - 21,986.2470

         (2)      Units of Limited Partnership interest outstanding at

                  May 31, 2001 - 21,986.2470

         (3)      Units of Limited Partnership interest outstanding at

                  June 30, 2001 - 21,181.2955

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

             Dates            Units        Amount
             -----            -----        ------
         April 1, 2001          --          $ --
         May 1, 2001            --            --
         June 1, 2001           --            --

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

             Dates            Units        Amount
             -----            -----        ------
         June 30, 2001       804.9515     $124,118

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

         Date: August 13, 2001


CERES FUND, L.P.

By:      Randell Commodity Corporation
         Managing General Partner


By:      /s/ Frank L. Watson, Jr.
         ---------------------------
         Frank L. Watson, Jr.
         Chairman