Form 10-Q
period 2001-09-30
CERES FUND LP
filed 2001-11-14
CIK 869711

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

            775 Ridge Lake Blvd., Suite 110, Memphis, Tennessee 38120
                                  (901)577-2229
                    -----------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )         No  (   )

                                CERES FUND, L.P.

                                    CONTENTS

                                                                            PAGE
PART I.        Financial Information

       ITEM 1      Financial Statements (unaudited)

                   Statements of Financial Condition
                   September 30, 2001, and December 31, 2000.................. 4

                   Statements of Operations
                   Three and Nine Months Ended September 30, 2001 and 2000...  5

                   Statements of Cash Flows
                   Nine Months Ended September 30, 2001 and 2000.............  6

                   Notes to Financial Statements.............................  7

       ITEM 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............  10

       ITEM 3.     Quantitative and Qualitative Disclosures About Market
                   Risk.....................................................  10

       PART II.    Other Information ........................................ 11

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

                                CERES FUND, L.P.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2000, as set forth in the annual financial statements of Ceres Fund, L.P. as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the nine-month and three-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                        Statements of Financial Condition

                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

                                                    September 30, 2001                   December 31, 2000
                                                    ------------------                   -----------------
Assets:
   Cash                                                    $     49,551                       $      43,676
   Equity in commodity futures
      trading account:
         U. S. Treasury obligations at
             fair value                                       2,986,325                           3,557,990
         Cash                                                   758,952                             105,512
         Fair value of
                open futures contracts                         ( 17,988)                           ( 40,675)
         Fair value of open option
                contracts                                      ( 20,469)                                 --
   Other assets                                                   3,434                                 176
                                                            -----------                         -----------
   Total Assets:                                            $ 3,759,805                         $ 3,666,679
                                                            ===========                         ===========

                                                         Liabilities and Partners' Capital

Liabilities:
   Accrued management fees                                $      11,191                        $     11,052
   Accrued incentive fees                                           584                                  --
   Other accrued expenses                                        65,056                              56,807
   Redemptions payable                                            8,603                              95,179
                                                            -----------                         -----------
         Total liabilities                                       85,434                             163,038
                                                            -----------                         -----------
Partners' capital:
   General partners                                             341,088                             298,153
   Limited partners                                           3,333,283                           3,205,488
                                                            -----------                         -----------
         Total partners' capital                              3,674,371                           3,503,641
                                                            -----------                         -----------
                                                             $3,759,805                          $3,666,679
                                                            ===========                         ===========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended                    Nine Months Ended
                                                               September 30,                          September 30,
                                                           2000              2001             2001                 2001
                                                           ----              ----             ----                 ----
Income:
  Net  gains (losses) on trading of commodity
       futures and option contracts:
     Realized gains on closed
       positions                                      $   266,393         $  109,429     $    725,311            $155,008
     Change in fair value
       of open futures contracts                         ( 35,569)           (27,953)          22,687             (62,258)
      Change in fair value
        of open option contracts                         ( 24,374)            20,938          (24,374)              9,924
     Interest                                              29,492             55,759          117,161             180,504
                                                           ------             ------          -------             -------
           Total Income                                   235,942            158,173          840,785             283,178
                                                          -------            -------          -------             -------
Expenses:

     Brokerage commissions, exchange,
       clearing fees and NFA charges                       91,770             50,627          260,533             191,515
     Management fee allocations                            33,634             35,023          100,898             118,623
     Incentive fee allocations                                243                 --              584                   -
     Professional and administrative
       expenses                                            30,000             27,000           90,000              69,000

                                                          155,647            112,650          452,015             379,138

           Net income (loss)                             $ 80,295         $   45,523     $    388,770         $   (95,960)
                                                         ========         ===========    ============         ===========

Aggregate income
   allocated to general partners                         $ 10,478         $    6,359     $     42,935         $     1,539

Aggregate income (loss)
   allocated to limited partners                         $ 69,817         $   39,164     $    345,835         $   (97,499)

Net income (loss) per limited
   partnership unit                                      $   3.30         $     1.66     $      15.84         $     (3.59)

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                           2001                   2000
                                                                   ---------------        --------------
Cash flows from operating activities:
Net income (loss)                                                        $ 388,770            $ (95,960)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Change in fair value of open futures contracts                          (22,687)              62,258

    Change in fair value of open
    option contracts                                                        20,469                8,672

Decrease (increase) in operating assets:

   U. S. Treasury obligations                                              571,665            1,261,146

   Cash in commodities trading account                                   ( 653,440)            ( 38,919)

   Other assets                                                            ( 3,258)                 180

Increase (decrease) in operating liabilities:

   Accrued management fees                                                     139               (4,322)
   Accrued incentive fees                                                      584                   --
   Other accrued expenses                                                    8,249               11,100
                                                                          --------             --------
Net cash provided by operating activities                                  310,491            1,204,154

Cash flows provided by (used in) financing activities:

  Net proceeds from sale of limited partnership units                           --               72,116
  Redemption of limited partnership units                                 (218,040)          (1,229,812)

   Redemptions payable                                                     (86,576)             (40,993)
                                                                           --------             --------
  Net cash used in financing activities                                   (304,616)          (1,198,689)

Net increase in cash                                                         5,875                5,465
Cash at the beginning of the period                                         43,676               31,505
                                                                        ----------               ------

Cash at the end of the period                                          $    49,551           $   36,970
                                                                       ===========           ==========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                       (A Tennessee Limited Partnership)

                         Notes to Financial Statements

                               September 30, 2001


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

The  Partnership  solicited  subscriptions  for a maximum  of  100,000  units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At September 30, 2001 a total of 62,266.1593 units have been sold, 1,861.9400 units have been distributed in lieu of a cash distribution, and 43,001.3296 units have been redeemed, leaving an outstanding balance at September 30, 2001, of 21,126.7697 units.

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

Valuation of Futures Contracts and Open Option Contracts

Open commodity futures contracts and open option contracts are valued at fair value daily and unrealized gains and losses are reflected in income.

Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements since, as a partnership, income and losses for tax purposes are allocated to the partners for inclusion in their respective tax returns.

The Partnership is subject to franchise/excise taxes pursuant to the Tennessee Franchise/Excise Tax of 1999. A provision for State of Tennessee excise taxes has been made in the accompanying financial statements; based on the Partnership's income for the nine months ended September 30, 2001.

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the nine months ended September 30, 2001, management fees totaled $100,898 and incentive fees totaled $584.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 2001, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during the first, second and third quarters were $249,454. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this nine-month period amounted to $117,161.

(4)  Related Parties

The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners, the Memphis branch of Refco and the Partnership's commodity broker.

(5)  Calculation of Net Income (Loss) per Limited Partnership Unit

The Net Income per Limited Partnership Unit for the period from January 1, 2001, through September 30, 2001, of $15.84 was calculated by dividing the Aggregate Loss Allocated to Limited Partners of $345,835 by the Average Units outstanding between December 31, 2000 and September 30, 2001 (21,839.7241 Units).

The Net Loss per Limited Partnership Unit for the period from January 1, 2000, through September 30, 2000 of ($3.59) as calculated by dividing the Aggregate Income Allocated to Limited Partners of ($97,499) by the Average Units
outstanding  between  December  31, 1999 and  September  30,  2000  (27,163.2735
Units).

The Net Income per Limited Partnership Unit for the period from July 1, 2001 through September 30, 2001 of $3.30 was calculated by dividing the Aggregate Income Allocated to Limited Partners of $69,817 by the Average Units outstanding between June 30, 2001 and September 30, 2001 (21,154.0326 Units).

The Net Income per Limited Partnership Unit for the period from July 1, 2000 through September 30, 2000 of $1.66 was calculated by dividing the Aggregate Income Allocated to Limited Partners of $39,164 by the Average Units outstanding between June 30, 2000 and September 30, 2000 (23,603.5203 Units).

(6) Recent Pronouncements

In June 1998, SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The partnership adopted this statement on January 1, 2001, with no material impact on its financial position or results of operations.

In September 2000, SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishements of Liabilities" was issued. This Statement replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The partnership's adoption of the statement had no material impact on its financial position or results of operation.

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

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The adoption of these statements will have no material impact on the partnership's financial position or results of operations.

In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The partnership does not expect this statement to have a material impact on its financial position or results of operations.


In October, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. Statement 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets as for Long-Lived Assets to Be Disposed Of." Statement 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement 144 develops and accounting model for long-lived assets that are to be disposed of by sale. It required that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The partnership will adopt Statement 144 effective January 1, 2002. The partnership does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

                                CERES FUND, L.P.
                        (a Tennessee Limited Partnership)

ITEM 2. Management's Discussion and Analysis of Financial condition and Results of Operations.

Management's discussion should be read in conjunction with the Financial Statements and the discussion of Ceres Fund, L.P.'s (the "Partnership") business and other detailed information appearing elsewhere herein. All information is based on the Partnership's three and nine month ended September 30, 2001.

RESULTS OF OPERATIONS

The Three Months and Nine Months Ended September 30, 2001, compared to the Three Months and Nine Months Ended September 30, 2000.

Trading results were more profitable during the three months ended September 30, 2001 as compared to the same period in 2000. The Partnership had income from trading activities of $235,942 for the three months ended September 30, 2001, as compared to income from trading activities of $158,173 for the three months ended September 30, 2000. The gains during this period are primarily attributable to gains in connection with the trading of grain contracts. As a result of such trading activities, the Partnership had a net gain of $80,295 for the three months ended September 30, 2001 compared to a net gain of $45,523 for the same period in 2000; and a net gain per limited partnership Unit of $3.30 for the three months ended September 30, 2001, compared to a net gain per limited partnership Unit of $1.66 for the same period in 2000.

Trading results were more profitable during the nine months ended September 30, 2001, as compared to the same period in 2000. The Partnership had income from trading activities of $840,785 for the nine months ended September 30, 2001, compared to a gain from trading activities of $283,178 for the nine months ended September 30, 2000. The gains during this period were primarily attributable to gains in connection with the trading of grain contracts. As a result of such trading activities, the Partnership had a net gain of $388,770 for the nine months ended September 30, 2001, as compared to a net loss of $95,960 for the same period in 2001, and a net gain per limited partnership Unit of $15.84 for the nine months ended September 30, 2001, compared to a net loss per limited partnership Unit of $3.59 for the same period in 2000.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2001, management believes that there have been no significant changes in market risk as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days, and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 2001, through September 30, 2001, no additional Units were sold and 1,425.9088 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C.   These securities were registered under the Securities Act of  1933.

D.   (1) Units of Limited Partnership interest outstanding at

               July 31, 2001 - 21,181.2955

     (2)  Units of Limited Partnership interest outstanding at

               August 31, 2001 - 21,181.2955

     (3)  Units of Limited Partnership interest outstanding at

               September 30, 2001 - 21,126.7697

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates                 Units              Amount

      July 1, 2001              --                 $ --
      August 1, 2001            --                   --
      September 1, 2001         --                   --

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates                Units              Amount

      September 30, 2001       54.5258            $8,603

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

     Date: November 14, 2001


CERES FUND, L.P.
By:      Randell Commodity Corporation
         Managing General Partner


By:      /s/Frank L. Watson, Jr.
         ---------------------------
         Frank L. Watson, Jr.
         Chairman