Form 10-K
period 2001-12-31
CERES FUND LP
filed 2002-04-01
CIK 869711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001


                         Commission file number 33-94050

                                CERES FUND, L. P.
                 (Name of small business issuer in its charter)

                     TENNESSEE                                                                        62-1154702
(State or other jurisdiction of incorporation or organization)                           (I.R.S. Employer Identification No.)


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

         Incorporation by Reference: Registrant's Registration Statement effective March 9, 1991 and the Prospectus contained therein into Part IV, Item 14 (a)(3) and Supplement No. 1 dated October 1, 1992, thereto, post effective Amendment No. 1 dated April 26, 1991, effective April 30, 1991, post effective Amendment No. 2 dated November 12, 1991, effective November 15, 1992, post effective Amendment No. 3 dated March 31, 1992, effective April 7, 1992, Supplement No. 3 dated June 30, 1992, Supplement No. 4 dated November 30, 1992, post effective Amendment No. 4 dated April 30, 1993, effective May 19, 1993, post effective Amendment No. 5 dated October 16, 1996, effective October 31, 1996, post effective Amendment dated August 25, 1997, effective September 2, 1997, post effective amendment dated May 30, 1998, effective June 8, 1998, post effective amendment dated May 30, 1999, effective June 15, 1999, post effective amendment dated December 9, 1999, post-effective amendment dated November 24, 2000, and September 28, 2001.

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

         The initial offering to the public of 100,000 Units was closed on November 29, 1991, and trading began December 1, 1991. Following the commencement of trading, the Partnership continued the offering of Units, issuing Units and fractions thereof at the Average Net Asset Value as of the last business day of the month during which the purchaser's subscription was received. As of December 31, 2001, a total of 62,266.1596 units had been sold of which a total of 20,889.8541 were outstanding. The Prospectus is regularly updated and Units continue to be offered to the public.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following is a summary of the total assets of the Partnership as of December 31, 2001, 2000, 1999, 1998 and 1997, and the results of operations for each of the years in the five-year period ended December 31, 2001.

         Net increase (decrease) in components of Partnership capital from operations are as follows:

-------------------------------------------------------------------------------------------------------------
                                     2001           2000            1999           1998              1997
-------------------------------------------------------------------------------------------------------------
Realized & unrealized trading       388,529     $  (150,958)     $  155,301     $(1,711,609)     $  (514,269)
gains (losses) net of
brokerage commission and
clearing fees of  $ 326,741,
$254,561, $346,157,
$770,081, and $838,772
-------------------------------------------------------------------------------------------------------------
Income (loss) from continuing       278,123        (165,787)        114,234      (1,724,922)        (504,535)
operations
-------------------------------------------------------------------------------------------------------------
Cash dividends per Unit                  --              --              --              --            13.61
-------------------------------------------------------------------------------------------------------------
Interest Income                     134,871         236,259         247,544         332,240          294,507
-------------------------------------------------------------------------------------------------------------
Management fee                      133,693         152,088         208,611         259,437          223,279
-------------------------------------------------------------------------------------------------------------
Administrative expenses              95,000          84,000          80,000          72,000           58,403
-------------------------------------------------------------------------------------------------------------
Incentive fee                           584              --              --          14,116            3,091
-------------------------------------------------------------------------------------------------------------
Net Gain (loss) per Unit*             11.17           (6.32)           2.94          (50.01)          (19.61)
-------------------------------------------------------------------------------------------------------------
Total Assets                      3,643,696     $ 3,666,679      $5,121,209     $ 5,504,092      $ 6,647,645
-------------------------------------------------------------------------------------------------------------


* Calculated as net earnings(loss) allocated to limited partners divided by average units outstanding during the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(a)      RESULTS OF OPERATIONS

         Trading results were profitable for the fiscal year ended December 31, 2001. Trading during the fiscal year resulted in an increase in net asset value per Unit from $142.13 to $152.89, an increase of 7.57% attributable primarily to gains in soybeans and cotton.

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

(e)      CRITICAL ACCOUNTING POLICIES

         Our financial statements are prepared in accordance with accounting policies generally accepted in the United States of America which require that we make estimates and assumptions (see Note 1 to the Financial Statements) that affect the amounts reported in those financial statements. We believe that there are no estimates reported in our financial statements which would involve a higher degree of judgment and complexity than our other significant accounting policies. Fair Value of our open option contracts are obtained from a third party commodity broker and are quoted on national commodity exchanges.

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

         For the fiscal year ended December 31, 2001; incentive fees expensed totaled $584. Management fees expensed totaled $133,693. A total of $313,044 in brokerage commissions were paid to Refco.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         None.

(b)      SECURITY OWNERSHIP OF MANAGEMENT

         Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the Managing General Partner, and it has discretionary authority over the Partnership's investments. As of December 31, 2001, the General Partner's investment in the Partnership was $333,836.

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

i) Form of Selling Agreement among the Partnership and National Association of Securities Dealers, Inc. member.*

ii)  Form of Customer Agreement between the Partnership and Refco, Inc.*

iii)  Form of Subscription Agreement to be executed by each purchaser of Units.*

iv) Form of Escrow of Funds Agreement among the Partnership and National Bank of Commerce.*





* Incorporated herein by reference to the Partnership's Registration Statement on Form S-1, Commission File No. 33-37802.

                                CERES FUND, L.P.

                          INDEX TO FINANCIAL STATEMENTS

                           --------------------------


                                                                                                                    Page(s)
                                                                                                                    -------
Independent Auditors' Report....................................................................................     F-1

Financial Statements:

  Statements of Financial Condition as of December 31, 2001 and 2000............................................     F-2

  Statements of Operations for the years ended December 31, 2001, 2000 and 1999.................................     F-3

  Statements of Changes in Partners' Capital for the years ended December 31, 2001
          2000 and 1999 ........................................................................................     F-4

  Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 ................................     F-5

  Summary of Net Asset Values at December 31, 2001, 2000 and 1999 ..............................................     F-6

  Notes to Financial Statements ................................................................................     F-9

  Schedule of Investments at December 31, 2001.................................................................      F-17

  Affirmation..................................................................................................      F-18


                          INDEPENDENT AUDITORS' REPORT



The Partners
Ceres Fund, L.P.:


We have audited the accompanying statements of financial condition of Ceres Fund, L.P. (a Tennessee Limited Partnership) as of December 31, 2001 and 2000 and summary of net asset values as of December 31, 2001, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ceres Fund, L.P. (a Tennessee Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic 2001 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 2001 financial statements taken as a whole.


KPMG LLP


March 18, 2002

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                        Statements of Financial Condition
                           December 31, 2001 and 2000


  ASSETS                                                                            2001                       2000
                                                                                ------------                -----------
Cash                                                                            $     57,298                     43,676
Equity in commodity futures trading account:
     U.S. government obligations at fair value (cost of
        $2,987,867and $3,547,207 at December 31, 2001
        and 2000, respectively)                                                    2,989,350                  3,557,990
     Cash                                                                            721,518                    105,512
     Unrealized losses on open futures contracts                                    (125,155)                   (40,675)
Interest receivable                                                                      685                        176
                                                                                ------------                -----------
        Total assets                                                            $  3,643,696                  3,666,679
                                                                                ============                ===========
                      LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Accrued management fees                                                    $     10,815                     11,052
     Other accrued expenses                                                           69,157                     56,807
     Redemptions payable                                                              36,143                     95,179
                                                                                ------------                -----------
        Total liabilities                                                            116,115                    163,038
                                                                                ------------                -----------
Partners' capital:
     General partners                                                                333,836                    298,153
     Limited partners                                                              3,193,745                  3,205,488
                                                                                ------------                -----------
        Total partners' capital                                                    3,527,581                  3,503,641
                                                                                ------------                -----------
                                                                                $  3,643,696                  3,666,679
                                                                                ============                ===========



See accompanying notes to financial statements

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                            Statements of Operations
                  Years ended December 31, 2001, 2000 and 1999


                                                                          2001                 2000               1999
                                                                       ----------           ---------           ---------
Net gains (losses) on trading of commodity futures
    and options contracts:
        Realized gains (losses) on closed positions                    $  799,750             170,737             (22,015)
        Change in market valuation of open
           futures contracts                                              (84,480)            (77,995)            504,019
        Change in market valuation
           of open options contracts                                           --              10,861              19,454
                                                                       ----------           ---------           ---------
              Net gains on investments                                    715,270             103,603             501,458
Investment income - interest (note 3)                                     134,871             236,259             247,544
                                                                       ----------           ---------           ---------
Less fees and commissions:
   Brokerage commissions (note 3)                                         313,044             244,141             331,112
     Exchange, clearing fees and NFA charges                               13,697              10,420              15,045
                                                                       ----------           ---------           ---------
                                                                          326,741             254,561             346,157
                                                                       ----------           ---------           ---------
              Income from operations                                      523,400              85,301             402,845
                                                                       ----------           ---------           ---------

Management fee allocations (note 2)                                       133,693             152,088             208,611
Incentive fee allocations (note 2)                                            584                  --                  --
Professional and administrative expenses                                   95,000              84,000              80,000
Franchise and excise taxes                                                 16,000              15,000                  --
                                                                       ----------           ---------           ---------
                                                                          245,277             251,088             288,611
                                                                       ----------           ---------           ---------
           Net earnings (loss)                                         $  278,123            (165,787)            114,234
                                                                       ==========           =========           =========
           Net earnings (loss) allocated to general
              partner                                                  $   35,683              (1,465)             16,355
                                                                       ==========           =========           =========
           Net earnings (loss) allocated to limited
              partners                                                 $  242,440            (164,322)             97,879
                                                                       ==========           =========           =========
           Average net earnings (loss) per unit                        $    11.17               (6.32)               2.94
                                                                       ==========           =========           =========


See accompanying notes to financial statements

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                   Statements of Changes in Partners' Capital
                  Years ended December 31, 2001, 2000 and 1999


                                                                             GENERAL               LIMITED
                                                                             PARTNERS              PARTNERS               TOTAL
                                                                            ----------           -----------           -----------
Partners' capital at December 31, 1998                                      $  283,263             5,002,325             5,285,588
Capital contributions (228 units)                                                   --                36,742                36,742
Redemption of units (3,332 units)                                                   --              (514,260)             (514,260)
Net earnings                                                                    16,355                97,879               114,234
                                                                            ----------           -----------           -----------
Partners' capital at December 31, 1999                                         299,618             4,622,686             4,922,304
Capital contributions (482 units)                                                   --                72,115                72,115
Redemption of units (9,032 units)                                                   --            (1,324,991)           (1,324,991)
Net loss                                                                        (1,465)             (164,322)             (165,787)
                                                                            ----------           -----------           -----------
Partners' capital at December 31, 2000                                         298,153             3,205,488             3,503,641
Redemption of units (1,663 units)                                                   --              (254,183)             (254,183)
Net income                                                                      35,683               242,440               278,123
                                                                            ----------           -----------           -----------
Partners' capital at December 31, 2001                                      $  333,836             3,193,745             3,527,581
                                                                            ==========           ===========           ===========
Average net asset value per limited partnership unit at:
     December 31, 2001; 20,889.8541units outstanding                                                                   $    152.89
                                                                                                                       ===========

     December 31, 2000: 22,552.6785 units outstanding                                                                  $    142.13
                                                                                                                       ===========
     December 31, 1999; 31,103.0777 units outstanding                                                                  $    148.62
                                                                                                                       ===========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                            Statements of Cash Flows
                  Years ended December 31, 2001, 2000 and 1999



                                                                              2001                  2000                 1999
                                                                           ----------           -----------           ---------
Cash flows from operating activities:
     Net earnings (loss)                                                   $  278,123              (165,787)            114,234
        Adjustments to reconcile net earnings (loss) to
           net cash provided by operating activities:
              Change of market valuation of open futures
                 contracts                                                     84,480                77,995            (504,019)
              Decrease in market valuation of open                                 --
                 option contracts                                              14,610                37,265
              (Increase) decrease in operating assets:
                 Investments in commodities futures
                    trading account, net                                      (47,366)            1,373,770             737,699
                 Interest receivable                                             (509)                  326               2,471
              Increase (decrease) in operating liabilities:
                 Accrued management fees                                         (237)               (4,914)             (1,225)
                 Other accrued expenses                                        12,350                25,033             (31,655)
                                                                           ----------           -----------           ---------
                    Net cash provided by operating activities                 326,841             1,321,033             354,770
Cash flows from financing activities:
     Net proceeds from sale of limited partnership units                           --                72,115              36,742
     Redemptions of limited partnership units                                (313,219)           (1,380,977)           (500,979)
                                                                           ----------           -----------           ---------

                    Net cash used in financing activities                    (313,219)           (1,308,862)           (464,237)
Net increase (decrease) in cash                                                13,622                12,171            (109,467)
Cash at beginning of year                                                      43,676                31,505             140,972
                                                                           ----------           -----------           ---------
Cash at end of year                                                        $   57,298                43,676              31,505
                                                                           ==========           ===========           =========


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                           Summary of Net Asset Values

                                December 31, 2001

                             NUMBER          NUMBER             NUMBER           NUMBER          NET ASST       TOTAL LIMITED
  SUBSCRIBER                OF UNITS        OF UNITS           OF UNITS         OF UNITS          VALUE          PARTNER NET
ADMISSION DATE             SUBSCRIBED       WITHDRAWN         DISTRIBUTED      OUTSTANDING       PER UNIT        ASSET VALUE
--------------             -----------     ------------       -----------      -----------      -----------     -------------
January 1, 1996            43,256.2273     (35,183.1116)       1,793.0394       9,866.1551      $   153.389      $ 1,513,360
November 1, 1996              239.4689        (275.7058)          41.3760           5.1391          153.389              788
December 1, 1996              155.2598        (182.7844)          27.5246               --               --               --
January 1, 1997               708.7734        (702.8389)               --           5.9345          153.389              910
February 1, 1997            1,555.9517        (879.4509)               --         676.5008          153.389          103,768
March 1, 1997               2,630.9876      (1,045.9950)               --       1,584.9926          153.289          242,961
April 1, 1997               3,704.4494      (1,094.5188)               --       2,609.9306          153.061          399,478
May 1, 1997                 1,381.6388        (637.4066)               --         744.2322          152.836          113,744
June 1, 1997                  988.1934        (396.1881)               --         592.0053          153.389           90,807
July 1, 1997                  826.3808        (188.8130)               --         637.5678          149.889           95,564
August 1, 1997                493.4459               --                --         493.4459          150.938           74,480
September 1, 1997             209.0262               --                --         209.0262          150.592           31,478
October 1, 1997               496.1560         (35.8050)               --         460.3510          151.042           69,532
November 1, 1997              229.6653               --                --         229.6653          151.094           34,701
December 1, 1997              327.4226        (201.4908)               --         125.9318          151.389           19,065
January 1, 1998               103.8085        (103.8085)               --               --               --               --
February 1, 1998              509.8596        (255.8443)               --         254.0153          151.189           38,404
March 1, 1998               1,177.3329        (491.2623)               --         686.0706          151.429          103,891
April 1, 1998                 717.5374        (597.4042)               --         120.1332          153.002           18,381
May 1, 1998                   422.0476        (114.0062)               --         308.0414          153.002           47,131
June 1, 1998                  669.0029        (299.6207)               --         369.3822          153.002           56,516
August 1, 1998                506.3963        (345.0840)               --         161.3123          152.711           24,634
September 1, 1998              29.1615               --                --          29.1615          153.000            4,462
October 1, 1998               217.9573               --                --         217.9573          152.995           33,346
March 1, 1999                  51.6151         (51.6151)               --               --               --               --
April 1, 1999                  66.7377         (66.7377)               --               --               --               --
May 1, 1999                    60.1015         (60.1015)               --               --               --               --
June 1, 1999                   28.6521         (28.6521)               --               --               --               --
September 1, 1999              21.3654               --                --          21.3654          152.801            3,265
March 1, 2000                 319.7433               --                --         319.7433          151.878           48,562
April 1, 2000                 161.7934               --                --         161.7934          151.534           24,517
                           -----------     ------------       -----------      -----------      -----------      -----------
                           62,266.1596     (43,238.2455)       1,861.9400      20,889.8541      $  152.8850      $ 3,193,745
                           ===========     ============       ===========      ===========      ===========      ===========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                           Summary of Net Asset Values

                                December 31, 2000

                             NUMBER             NUMBER             NUMBER         NUMBER           NET ASSET      TOTAL LIMITED
   SUBSCRIBER               OF UNITS           OF UNITS           OF UNITS       OF UNITS            VALUE          PARTNER NET
 ADMISSION DATE            SUBSCRIBED         WITHDRAWN          DISTRIBUTED    OUTSTANDING        PER UNIT        ASSET VALUE
----------------          ------------      --------------       -----------    ------------      -----------     -------------
January 1, 1996            43,256.2273       (34,257.4290)       1,793.0394      10,791.8377      $   142.550      $ 1,538,258
November 1, 1996              239.4689          (272.9274)          41.3760           7.9175          142.550            1,129
December 1, 1996              155.2598          (182.7844)          27.5246               --               --               --
January 1, 1997               708.7734          (634.1576)               --          74.6158          142.550           10,636
February 1, 1997            1,555.9517          (834.3509)               --         721.6008          142.457          102,797
March 1, 1997               2,630.9876          (814.4287)               --       1,816.5589          142.457          258,781
April 1, 1997               3,704.4494          (734.4429)               --       2,970.0065          142.245          422,468
May 1, 1997                 1,381.6388          (637.4066)               --         744.2322          142.035          105,707
June 1, 1997                  988.1934          (396.1881)               --         592.0053          142.550           84,390
July 1, 1997                  826.3808          (188.8130)               --         637.5678          139.296           88,810
August 1, 1997                493.4459                 --                --         493.4459          140.271           69,216
September 1, 1997             209.0262                 --                --         209.0262          139.949           29,253
October 1, 1997               496.1560           (35.8050)               --         460.3510          140.367           64,618
November 1, 1997              229.6653                 --                --         229.6653          140.415           32,249
December 1, 1997              327.4226          (201.4908)               --         125.9318          140.690           17,717
January 1, 1998               103.8085          (103.8085)               --               --               --               --
February 1, 1998              509.8596          (255.8443)               --         254.0153          140.504           35,690
March 1, 1998               1,177.3329          (491.2623)               --         686.0706          140.727           96,549
April 1, 1998                 717.5374          (573.3805)               --         144.1569          142.189           20,498
May 1, 1998                   422.0476          (114.0062)               --         308.0414          142.189           43,800
June 1, 1998                  669.0029          (299.6207)               --         369.3822          142.189           52,522
August 1, 1998                506.3963          (340.1678)               --         166.2285          141.919           23,591
September 1, 1998              29.1615                 --                --          29.1615          148.650            4,335
October 1, 1998               217.9573                 --                --         217.9573          142.183           30,990
March 1, 1999                  51.6151           (51.6151)               --               --               --               --
April 1, 1999                  66.7377           (66.7377)               --               --               --               --
May 1, 1999                    60.1015           (60.1015)               --               --               --               --
June 1, 1999                   28.6521           (28.6521)               --               --               --               --
September 1, 1999              21.3654                 --                --          21.3654          142.171            3,038
March 1, 2000                 319.7433                 --                --         319.7433          142.164           45,456
April 1, 2000                 161.7934                 --                --         161.7934          142.091           22,989
                           -----------      -------------       -----------      -----------      -----------      -----------
                           62,266.1596       (41,575.4211)       1,861.9400      22,552.6785      $   142.133      $ 3,205,488
                           ===========      =============       ===========      ===========      ===========      ===========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                       ( A Tennessee Limited Partnership)

                           Summary of Net Asset Values

                                December 31, 1999

                             NUMBER             NUMBER             NUMBER          NUMBER          NET ASSET       TOTAL LIMITED
 SUBSCRIBER                 OF UNITS           OF UNITS           OF UNITS        OF UNITS           VALUE          PARTNER NET
 ADMISSION DATE            SUBSCRIBED          WITHDRAWN        DISTRIBUTED      OUTSTANDING        PER UNIT        ASSET VALUE
-----------------         ------------       -------------      -----------      -----------      -----------      ------------
January 1, 1996            43,256.2273       (29,128.3907)       1,793.0394      15,920.8760      $   149.029      $ 2,372,672
November 1, 1996              239.4689          (158.6871)          41.3760         122.1578          149.029           18,205
December 1, 1996              155.2598           (73.6832)          27.5246         109.1012          149.029           16,259
January 1, 1997               708.7734          (389.1942)               --         319.5792          149.029           47,627
February 1, 1997            1,555.9517          (315.7003)               --       1,240.2514          149.029          184,833
March 1, 1997               2,630.9876          (652.3322)               --       1,978.6554          148.932          294,685
April 1, 1997               3,704.4494          (500.5439)               --       3,203.9055          148.710          476,453
May 1, 1997                 1,381.6388          (519.2827)               --         862.3561          148.490          128,051
June 1, 1997                  988.1934          (113.8472)               --         874.3462          149.028          130,302
July 1, 1997                  826.3808            (6.8935)               --         819.4873          145.625          119,338
August 1, 1997                493.4459                 --                --         493.4459          146.645           72,361
September 1, 1997             209.0262                 --                --         209.0262          146.308           30,582
October 1, 1997               496.1560           (20.4600)               --         475.6960          146.746           69,806
November 1, 1997              229.6653                 --                --         229.6653          146.796           33,714
December 1, 1997              327.4226           (75.5590)               --         251.8636          147.083           37,045
January 1, 1998               103.8085                 --                --         103.8085          147.252           15,286
February 1, 1998              509.8596           (50.8031)               --         459.0565          146.889           67,430
March 1, 1998               1,177.3329           (88.4793)               --       1,088.8536          147.123          160,195
April 1, 1998                 717.5374          (154.4626)               --         563.0748          148.651           83,702
May 1, 1998                   422.0476           (47.9973)               --         374.0503          148.651           55,603
June 1, 1998                  669.0029          (230.3615)               --         438.6414          148.651           65,204
August 1, 1998                506.3963           (16.8074)               --         489.5889          148.369           72,640
September 1, 1998              29.1615                 --                --          29.1615          148.650            4,335
October 1, 1998               217.9573                 --                --         217.9573          148.645           32,398
March 1, 1999                  51.6151                 --                --          51.6151          148.640            7,672
April 1, 1999                  66.7377                 --                --          66.7377          148.636            9,920
May 1, 1999                    60.1015                 --                --          60.1015          148.628            8,933
June 1, 1999                   28.6521                 --                --          28.6521          148.644            4,259
September 1, 1999              21.3654                 --                --          21.3654          148.633            3,176
                           -----------      -------------       -----------      -----------      -----------      -----------
                           61,784.6229       (32,543.4852)       1,861.9400      31,103.0777      $  148.6247      $ 4,622,686
                           ===========      =============       ===========      ===========      ===========      ===========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


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

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


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

         (D)      MARKET AND CREDIT RISKS

                  Derivative instruments involve varying degrees of market risks, and changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity in the markets in which the financial instruments are traded.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements
                           December 31, 2001 and 2000



                  The credit risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions (non-exchange-traded), because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.

         (E)      INCOME TAXES

                  No provision for income taxes has been made in the accompanying financial statements since, as a partnership, income and losses for tax purposes are allocated to the partners for inclusion in their respective tax returns.

                  At December 31, 2000, the Partnership had net operating loss carryforwards for state income tax purposes and recorded a valuation allowance. During 2001 the Partnership had state taxable income which utilized the state net operating loss carryforward.

         (F)      MANAGEMENT ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (G)      RECLASSIFICATIONS

                  Certain prior year amounts have been reclassified to conform to their 2001 presentation.

         (H)      AVERAGE NET EARNINGS (LOSS) PER UNIT

                  The average net earnings (loss) per unit as reported on the statement of operations was calculated as net earnings (loss) allocated to the limited partners divided by average outstanding units during the year. Average outstanding units were 21,711.75, 25,997.87 and 33,292.18 in 2001, 2000 and
                  1999, respectively.

         (I)      RECENT ACCOUNTING PRONOUNCEMENT

                  In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguisments of Liabilities was issued. This Statement replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The Partnership's adoption of the statement had no material impact on its financial position or results of operation.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements
                           December 31, 2001 and 2000



                  In July 2001, SFAS No. 141, Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets were issued. Statement 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill. The adoption of these statements will have no material impact on the Partnership's financial position or results of operations.

                  In July 2001, SFAS No. 143, Accounting for Asset Retirement Obligations was issued. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period which it is incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Partnership does not expect this statement to have a material impact on its financial position or results of operations.

                  In October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. Statement 144 develops an accounting model for long-lived assets that are to be disposed of by sale. The Partnership will adopt Statement 144 effective January 1, 2002. The Partnership does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

         (J)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  SFAS No. 107, Disclosure About Fair Value of Financial Instruments, extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial condition, for which it is practicable to estimate fair value. If estimating fair value is not practicable, this Statement requires disclosures of descriptive information pertinent to estimating the value of a financial instrument. At December 31, 2001 and 2000, substantially all of the Partnership's financial instruments, as defined in the Statement, are carried at fair value.

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

                         2001           2000           1999
                       --------        -------        -------

Management fees        $133,693        152,088        208,611
Incentive fees              584             --             --

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


(3)      CUSTOMER AGREEMENT WITH REFCO, INC.

         The Partnership entered into a customer agreement with Refco, pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. Refco charges the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco in 2001, 2000 and 1999 were $313,044, $244,141 and $331,112, respectively. The Partnership earns interest on Treasury Bills held in its account, on interest-bearing accounts and on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate that approximated the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership in 2001, 2000 and 1999 was $134,871, $236,259 and $247,544, respectively.

(4)      RELATED PARTIES

         The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners and the Memphis branch of Refco, the Partnership's commodity broker.

(5)      DERIVATIVE INSTRUMENTS USED IN SPECULATIVE TRADING

         In the normal course of business, the Partnership enters into transactions with derivative instruments used for speculative trading. These derivative instruments include financial futures contracts and option contracts. Futures contracts provide for the delayed delivery of commodities, whereby the seller agrees to make delivery at a specified future date, at a specified price. Futures contracts and options on such contracts are held for trading and arbitrage purposes. The notional value of these contracts reflect the extent of involvement the Partnership has in particular types of contracts. Risk arises from movements in commodities' values. At December 31, 2001, the underlying notional value of open contract commitments were long $5,310,250 and short $(6,299,900).

         The Partnership trades in a variety of futures and options derivative instruments, and all open positions are reported at fair value. Trading gains, including realized and unrealized gains and losses, from financial futures contracts and options transactions for the year ended December 31, 2001 was $715,270. The average fair value of open commodity financial instruments, and the year-end fair value of open commodities are as follows:

                                           AVERAGE FAIR          FAIR VALUE OF
                                          VALUE OF OPEN        OPEN POSITIONS AT
                                         POSITIONS DURING      DECEMBER 31, 2001
                                               2001
                                        -------------------    -------------------

Assets (Long Positions)                 $            (6,244)   $             1,775
Liabilities (Short Positions)                       (23,587)              (126,930)

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


(6)      SEGMENT INFORMATION

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

         The results of operations and selected financial information by commodity for the three years ended December 31, 2001, 2000 and 1999 are presented below:

                                                                                          GRAIN
                                                       SOYBEAN           CATTLE          SPREAD            CORN           COTTON
                                                      ---------         --------         -------         --------         -------
2001
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions, net         $ 243,783           94,444         (30,131)        (103,741)        332,457
                                                      ---------         --------         -------         --------         -------
Change in unrealized gains (losses) on
   open futures contracts                                (3,625)        (136,480)            338          (57,500)          9,075
                                                      ---------         --------         -------         --------         -------
      Net gains (losses) on trading activities        $ 240,158          (42,036)        (29,793)        (161,241)        341,532
                                                      =========         ========         =======         ========         =======
Investment income - interest
Management fees allocations
Incentive fees allocations
Professional and administrative expenses
Tennessee franchise and excise taxes

      Net earnings

SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open
   futures contracts                                  $    (188)        (134,380)            338            9,075
                                                      =========         ========         =======         ========
   Other unallocated amounts

Total assets

                                                                                    DEUTSCHE         S&P
                                                        WHEAT         COFFEE         MARKS         FUTURES          TOTAL
                                                      --------        ------        --------       -------        ----------
2001
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions, net          (40,612)        1,100        (5,864)        (18,427)       $  473,009
Change in unrealized gains (losses) on
   open futures contracts                               36,212            --        (2,500)         70,000           (84,480)
                                                      --------         -----        ------         -------        ----------
      Net gains (losses) on trading activities          (4,400)        1,100        (8,364)         51,573           388,529
                                                      ========         =====        ======         =======        ==========
Investment income - interest                                                                                         134,871
Management fees allocations                                                                                         (133,693)
Incentive fees allocations                                                                                              (584)
Professional and administrative expenses                                                                             (95,000)
Franchise and excise taxes                                                                                           (16,000)
                                                                                                                  ----------
      Net earnings                                                                                                $  278,123
                                                                                                                  ==========
SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open
   futures contracts                                                                                              $ (125,155)
                                                      ========         =====        ======         =======        ==========
   Other unallocated amounts                                                                                       3,768,851
                                                                                                                  ---------
Total assets                                                                                                      $3,643,696

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements
                           December 31, 2001 and 2000




                                                                        GRAIN                                            DEUTSCHE
                                                 SOYBEAN       CATTLE   SPREAD    CORN      COTTON    WHEAT     COFFEE     MARKS
                                                ---------      ------   -------  -------    ------   -------     -----    ------
2000
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions, net   $(304,658)     60,426   (34,650) (76,253)   17,381   105,612     1,954    47,800
Change in unrealized gains (losses) on
   open futures contracts                           3,438     (40,220)       --   57,500        --   (36,213)       --     7,500
Change in unrealized gains (losses) on
   open options contracts                              --          --     7,656       --        --        --        --     3,205
                                                ---------      ------   -------  -------    ------   -------     -----    ------
      Net gains (losses) on trading activities  $(301,220)     20,206   (26,994) (18,753)   17,381    69,399     1,954    58,505
                                                =========      ======   =======  =======    ======    ======     =====    ======

Investment income - interest
Management fees allocations
Professional and administrative expenses
Franchise and excise taxes

      Net earnings


SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open
   futures contracts                            $   3,438       2,100        --   57,500        --   (36,213)       --     2,500
                                                =========      ======   =======  =======    ======    ======     =====    ======
   Other unallocated amounts

Total assets

                                                     S&P
                                                   FUTURES              TOTAL
                                                -------------     ----------------
2000
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions, net   $      98,564     $        (83,824)
                                                -------------     ----------------
Change in unrealized gains (losses) on
   open futures contracts                             (70,000)             (77,995)
Change in unrealized gains (losses) on
   open options contracts                                  --               10,861
                                                -------------     ----------------
      Net gains (losses) on trading activities  $      28,564             (150,958)

Investment income - interest                                               236,259
Management fees allocations                                               (152,088)
Professional and administrative expenses                                   (84,000)
Franchise and excise taxes                                                 (15,000)
                                                                  ---------------
      Net earnings                                                $       (165,787)
                                                                  ================

SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open
   futures contracts                            $     (70,000)    $        (40,675)
                                                =============
   Other unallocated amounts                                             3,707,354
                                                                  ---------------
Total assets                                                      $      3,666,679
                                                                  ================

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


                                                                       GRAIN                                             DEUTSCHE
                                                 SOYBEAN    CATTLE    SPREAD      CORN    COTTON     WHEAT     COFFEE     MARKS
                                                ---------   --------  -------    ------   ------    -------    -------   -------
1999
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions, net   $  92,443   (315,869) (16,164)   35,800    75,849   (88,553)   (31,060)  (58,000)
Change in unrealized gains (losses) on             49,120    456,680       --        --        --        --         --     2,344
   open futures contracts
Change in unrealized gains (losses) on
   open options contracts                          (4,063)        --   (7,655)       --    34,375        --         --    (3,203)

                                                ---------   --------  -------    ------    ------   -------    -------   -------
      Net gains (losses) on trading activities  $ 137,500    140,811  (23,819)   35,800   110,224   (88,553)   (31,060)  (58,859)
                                                =========    =======  =======    ======   =======   =======    =======   =======
Investment income - interest
Management fees - allocations
Professional and administrative expenses

      Net earnings

SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open
   futures contracts                            $      --     42,320       --        --        --        --         --    (5,000)
Open option contracts, at market                       --         --    2,344        --        --        --         --    12,266

                                                ---------   --------  -------    ------    ------   -------    -------   -------
                                                $      --     42,320    2,344        --        --        --         --     7,266
                                                =========    =======  =======    ======   =======   =======    =======   =======
   Other unallocated amounts

Total assets


                                                         S&P                 S&P
                                                       FUTURES             PETROLEUM        TOTAL
                                                       -------             ---------    ---------------
1999
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions, net          (54,067)              (8,551)    $      (368,172)
                                                       -------               ------     ---------------
Change in unrealized gains (losses) on                  (4,125)                  --             504,019
   open futures contracts
Change in unrealized gains (losses) on
   open options contracts                                   --                   --              19,454
                                                       -------               ------     ---------------
      Net gains (losses) on trading activities         (58,192)              (8,551)            155,301
                                                       =======               ======     ===============
Investment income - interest                                                                    247,544
Management fees - allocations                                                                  (208,611)
Professional and administrative expenses                                                        (80,000)
                                                                                        ---------------
      Net earnings                                                                      $       114,234
                                                                                        ===============
SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open
   futures contracts                                        --                   --     $        37,320
Open option contracts, at market                            --                   --              14,610
                                                       -------               ------     ---------------
                                                            --                   --              51,930
                                                       =======               ======     ===============
   Other unallocated amounts                                                                  5,069,279
                                                                                        --------------
Total assets                                                                            $     5,121,209
                                                                                        ===============

                                                                      Schedule 1

                               CERES FUND, L.P.
                      (A Tennessee Limited Partnership)
                           Schedule of Investments
                              December 31, 2001


                                                            PAR OR
                                                           NUMBER OF             FAIR
DESCRIPTION                                                CONTRACTS            VALUE
                                                           ---------         -----------
United States Treasury Bill due March 21, 2002             3,000,000         $ 2,989,350
                                                                             ===========

Net cash balances from futures trading                                           721,518

Open contracts in futures trading accounts:
     February 2 Live Cattle                                      175               6,800
     April 2 Live Cattle                                        (100)            (82,230)
     June 2 Live Cattle                                          (75)            (58,950)
     March 2 NY Cotton                                           (20)              9,075
     May 2 Soybeans - CBT                                    (25,000)               (188)
     March 2 S Wheat                                              25              (5,025)
     July 2 S Wheat                                              (25)              5,363
                                                                             -----------
                                                                                (125,155)
                                                                             -----------
     Total investments                                                       $ 3,585,713
                                                                             ===========


See accompanying independent accountant's report

                                   AFFIRMATION

STATE OF TENNESSEE)
                  )
CITY OF MEMPHIS   )



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


/s/Frank L. Watson, Jr.
-----------------------------
Frank L. Watson, Jr., Chairman
Randell Commodity Corporation




     SWORN TO AND SUBSCRIBED before me this 1st day of April 2002.


/s/Marty Morgan
Marty Morgan
NOTARY PUBLIC


My Commission Expires:   December 29, 2004

         SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, and State of Tennessee on the 1st day of April 2002

CERES FUND, L.P.

By:      RANDELL COMMODITY CORPORATION
         Managing General Partner

         /s/Frank L. Watson, Jr.
         -----------------------
By:      Frank L. Watson, Jr.
         Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Managing General Partner of the Registrant in the capacities and on the date indicated.

RANDELL COMMODITY CORPORATION
Managing General Partner of the Registrant

         /s/Frank L. Watson, Jr.
         -----------------------
By:      Frank L. Watson, Jr., Principal
         Executive Officer & Sole Director


April 1, 2002

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

None.