Form 10-Q
period 2002-03-31
CERES FUND LP
filed 2002-05-14
CIK 869711

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

            775 Ridge Lake Blvd., Suite 110, Memphis, Tennessee 38120
                                  (901)577-2229
                    _________________________________________
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )         No  (   )

                                CERES FUND, L.P.

                                    CONTENTS

                                                                                                    PAGE
PART I.        Financial Information

               ITEM 1      Condensed Financial Statements (unaudited)
                                 Condensed Statements of Financial Condition
                                 March 31, 2002, and December 31, 2001.............................. 4

                                 Condensed Statements of Operations
                                 Three Months Ended March 31, 2002 and 2001......................... 5

                                 Statements of Cash Flows
                                 Three Months Ended March 31, 2002 and 2001......................... 6

                                 Notes to Financial Statements...................................... 7

               ITEM 2.           Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations......................10

PART II.       Other Information ...................................................................11

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

                                CERES FUND, L.P.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The accompanying interim condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2001, as set forth in the annual financial statements of Ceres Fund, L.P. as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                   Condensed Statements of Financial Condition

                      March 31, 2002 and December 31, 2001
                                   (Unaudited)

                                                                                           March 31, 2002   December 31, 2001
                                                                                           --------------   -----------------
Assets:
   Cash                                                                                      $    47,277    $    57,298
   Equity in commodity
     trading account:
        U. S. Treasury obligations at
           fair value                                                                          2,997,420      2,989,349
        Cash                                                                                     401,201        721,518
        Unrealized losses on
           open futures contracts                                                                (70,838)      (125,155)
   Other assets                                                                                      442            686
                                                                                             -----------    -----------
Total Assets:                                                                                $ 3,375,502    $ 3,643,696
                                                                                             ===========    ===========

                        Liabilities and Partners' Capital

Liabilities:
   Accrued management fees                                                                   $     9,954    $    10,815
   Other accrued expenses                                                                         56,813         69,157
   Redemptions payable                                                                           308,720         36,143
Total liabilities:                                                                               375,487        116,115
                                                                                             -----------    -----------
Partners' capital:
   General partners                                                                              315,977        333,836
   Limited partners                                                                            2,684,038      3,193,745
                                                                                             -----------    -----------
         Total partners' capital                                                               3,000,015      3,527,581
                                                                                             -----------    -----------
                                                                                             $ 3,375,502    $ 3,643,696
                                                                                             ===========    ===========

See accompanying notes to financial statements

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                     2002         2001
                                                                                     ----         ----
Income:
     Net gains (losses) on trading of commodity futures and option contracts:
           Realized gains (losses) on closed
               positions                                                        $(179,170)   $  20,794
          Change in fair value
               of open futures contracts                                           54,317      308,167
      Interest                                                                     13,675       49,820
                                                                                ---------    ---------
                                                                                 (111,178)     378,781
                                                                                ---------    ---------
Expenses:
     Brokerage commissions, exchange,
      clearing fees  and NFA charges                                               56,996       98,405
     Management fee allocations                                                    31,172       33,503
     Professional and administrative
       expenses                                                                    19,500       30,000
                                                                                ---------    ---------
                                                                                  107,668      161,983
                                                                                ---------    ---------
           Net income (loss)                                                    $(218,846)   $ 216,798
                                                                                =========    =========

Aggregate income (loss)
   allocated to general partners                                                $ (17,859)   $  21,370

Aggregate income (loss)
   allocated to limited partners                                                $(200,987)   $ 195,428

Net income (loss) per limited
   partnership unit                                                             $  (10.15)   $    8.78

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)
                          Three Months Ended March 31,

                                                                                        2002         2001
                                                                                        ----         ----
Cash flows from operating activities:
Net income (loss)                                                                  $(218,846)   $ 216,798

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Change in fair value of
     open futures contracts                                                          (54,317)    (308,167)

 Decrease (increase) in operating assets:

   U. S. Treasury obligations                                                         (8,071)     138,565

   Cash in commodities trading account                                               320,317       54,848

   Other assets                                                                          244         (620)

Increase (decrease) in operating liabilities:

   Accrued management fees                                                              (861)         336
   Accrued incentive fees                                                               --             75
   Other accrued expenses                                                            (12,344)      15,841
                                                                                   ---------    ---------
Net cash provided by operating activities                                             26,122      117,676


Cash flows provided by (used in) financing activities:

  Redemption of limited partnership units                                           (308,720)     (85,319)
  Redemptions payable                                                                272,577       (9,860)
                                                                                   ---------    ---------
Net cash used in financing activities                                                (36,143)     (95,179)
                                                                                   ---------    ---------
Net increase (decrease) in cash                                                      (10,021)      22,497
Cash at the beginning of the period                                                   57,298       43,676
                                                                                   ---------    ---------
Cash at the end of the period                                                      $  47,277    $  66,173
                                                                                   =========    =========

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 2002

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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At March 31, 2002, a total of 62,266.1593 units have been sold, 1,861.9400 units have been distributed in lieu of a cash distribution, and 45,396.7211 units have been redeemed, leaving an outstanding balance at March 31, 2002, of 18,731.3782 units.

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

The Partnership is subject to franchise/excise taxes pursuant to the Tennessee Franchise/Excise Tax of 1999. A provision for State of Tennessee excise taxes has been made in the accompanying financial statements; based on the Partnership's income for the three months ended March 31, 2002.

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the General Partners and trading advisors. The Partnership will pay to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the three months ended March 31, 2002, management fees totaled $31,172 and incentive fees totaled $0.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 2002, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during the first quarter was $54,763. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during this three-month period amounted to $13,675.

(4)  Related Parties

The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners, the Memphis branch of Refco and the Partnership's commodity broker.

(5)  Calculation of Net Income (Loss) per Limited Partnership Unit

The Net Loss per Limited Partnership Unit for the period from January 1, 2002, through March 31, 2002 of ($10.15) as calculated by dividing the Aggregate Income Allocated to Limited Partners of ($200,987) by the Average Units outstanding between December 31, 2001 and March 31, 2002 (19,810.6161 Units).

The Net Income per Limited Partnership Unit for the period from January 1, 2001, through March 31, 2001, of $8.78 calculated by dividing the Aggregate Loss Allocated to Limited Partners of $195,428 by the Average Units outstanding between December 31, 2000 and March 31, 2001 (22,269.4628 Units).

(6) Recent Pronouncements

The FASB has recently issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Both of these statements were adopted by the partnership in January 1, 2002. Statement 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The adoption of these statements did not have a material impact on the partnership's financial position or results of operations.

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

In October, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. Statement 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets as for Long- Lived Assets to Be Disposed Of." Statement 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement 144 develops and accounting model for long-lived assets that are to be disposed of by sale. It required that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The partnership adopted Statement 144 effective January 1, 2002, with no material impact on its financial position or results of operations.

                                CERES FUND, L.P.
                        (a Tennessee Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion and Analysis of Financial condition and Results of Operations.

Management's discussion should be read in conjunction with the Financial Statements and the discussion of Ceres Fund, L.P.'s (the "Partnership") business and other detailed information appearing elsewhere herein. All information is based on the Partnership's three month period ended March 31, 2002.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2002, compared to the Three Months Ended March 31, 2001.

Trading results were less profitable during the three months ended March 31, 2002, as compared to the same period in 2001. The Partnership had a loss from trading activities of $111,178 for the three months ended March 31, 2002, as compared to income from trading activities of $378,781 for the three months ended March 31, 2001. The losses during this period are primarily attributable to losses in connection with the trading of grain contracts. As a result of such trading activities, the Partnership had a net loss of $218,846 for the three months ended March 31, 2002 compared to a net gain of $216,798 for the same period in 2001 and a net loss per limited partnership Unit of $10.15 for the three months ended March 31, 2002, compared to a net gain per limited partnership Unit of $8.78 for the same period in 2001.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2002, management believes that there have been no significant changes in market risk as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days, and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 2002, through March 31, 2002, no additional Units were sold and 2,158.4759 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C.   These securities were registered under the Securities Act of 1933.

D.   (1) Units of Limited Partnership interest outstanding at

               January 31, 2002 - 20,889.8541

     (2)  Units of Limited Partnership interest outstanding at

               February 28, 2002 - 20,889.8541

     (3)  Units of Limited Partnership interest outstanding at

               March 31, 2002 - 18,731.3782

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates                         Units                 Amount
          -----                         -----                 ------
      January 1, 2002                     --                 $ --
      February 1, 2002                    --                   --
      March 1, 2002                       --                   --

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

             Dates                Units               Amount
             -----                -----               ------
         March 31, 2002         2,158.4759          $ 308,720

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

     Date: May __, 2002


CERES FUND, L.P.
By:      Randell Commodity Corporation
         Managing General Partner


By:      /s/Frank L. Watson, Jr.
         -----------------------
         Frank L. Watson, Jr.
         Chairman