Form 10-Q
period 2002-06-30
CERES FUND LP
filed 2002-08-14
CIK 869711

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Yes ( X )         No  (   )

                                                   CERES FUND, L.P.

                                                       CONTENTS

                                                                                                PAGE
PART I.        Financial Information
               ITEM 1.     Condensed Financial Statements (unaudited)

                                 Condensed Statements of Financial Condition
                                 June 30, 2002, and December 31, 2001.............................4

                                 Condensed Statements of Operations
                                 Three and Six Months Ended June 30, 2002 and 2001................5

                                 Statements of Cash Flows
                                 Six Months Ended June 30, 2002 and 2001..........................6

                                 Notes to Financial Statements....................................7

               ITEM 2.           Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations...................10

PART II.       Other Information ................................................................11

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

                                CERES FUND, L.P.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

The accompanying interim condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2001, as set forth in the annual consolidated financial statements of Ceres Fund, L.P. as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the six-month and three-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                   Condensed Statements of Financial Condition

                       June 30, 2002 and December 31, 2001
                                   (Unaudited)

                                                       June 30, 2002                      December 31, 2001
                                                       -------------                      -----------------
Assets:
   Cash                                                 $     42,218                       $      57,298
   Equity in commodity
     trading account:
        U. S. Treasury obligations at
           fair value                                      2,948,514                           2,989,349
        Cash                                                  25,085                             721,518
        Unrealized gains (losses) on
           open futures contracts                             13,887                            (125,155)
         Fair Value of open contracts                         15,094                                  --
   Other assets                                                  --                                  686
                                                           ---------                          ----------
Total Assets:                                            $ 3,044,798                         $ 3,643,696
                                                           =========                          ==========

                        Liabilities and Partners' Capital

Liabilities:
Accrued management fees                                 $      8,324                       $     10,815
Other accrued expenses                                        36,774                             69,157
Redemptions payable                                          214,246                             36,143
                                                       -------------                       ------------

Total liabilities:                                           259,344                            116,115
                                                       -------------                       ------------

Partners' capital:
   General partners                                          318,786                            333,836
   Limited partners                                        2,466,668                          3,193,745
                                                       -------------                       ------------

         Total partners' capital                           2,785,454                          3,527,581
                                                       -------------                       ------------

                                                       $   3,044,798                        $ 3,643,696
                                                       =============                       ============

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended                       Six Months Ended
                                                                     June 30,                               June 30,
                                                               2002          2001                       2002         2001
                                                               ----          ----                       ----         ----
Income:
     Net gains on trading of commodity futures and option contracts:
     Realized gains (losses) on
       closed positions                             $   (  7,502)          $ 438,124            $ (186,672)         $ 458,918
     Change in fair value of
       open futures and option contracts                  86,944            (249,913)              141,261             58,255
     Interest                                             12,609              37,851                26,284             87,670
                                                   -------------           ---------          ------------        -----------

                                                   $      92,051           $ 226,062          $ (   19,127)       $   604,843
                                                   -------------           ---------          ------------        -----------

Expenses:

     Brokerage commissions, exchange,
      clearing fees and NFA charges                       47,648              70,358               104,644            168,763
     Management fee allocations                           26,718              33,761                57,890             67,264
     Incentive fee allocations                                --                 266                    --                341
     Professional and administrative
       expenses                                           18,000              30,000                37,500             60,000
                                                   -------------           ---------          ------------        -----------

                                                          92,366             134,385               200,034            296,368
                                                   -------------           ---------          ------------        -----------

           Net income (loss)                      $         (315)       $     91,677            $ (219,161)         $ 308,475
                                                  ===============       ============            ==========          =========

Aggregate income (loss)
   allocated to general partners                  $        2,809        $     11,087          $   ( 15,050)        $   32,457

Aggregate income (loss)
   allocated to limited partners                    $   (  3,124)       $     80,590            $ (204,111)         $ 276,018

Net income (loss) per limited
   partnership unit                                 $       (.17)       $       3.73           $    (10.71)         $   12.62

See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                     Six Months Ended June 30,
                                                                         2002                     2001
                                                                   ---------------          --------------
Cash flows from operating activities:
Net income (loss)                                                       $ (219,161)         $   308,475

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Change in fair value of
   open futures contracts                                                 (139,042)            ( 58,255)

   Change in fair value
   of open option contracts                                               ( 15,094)                  --

Decrease (increase) in operating assets:

   U. S. Treasury obligations                                               40,835               32,401

   Cash in commodities trading account                                     696,433             (104,976)

   Other assets                                                                686                 (250)

Increase (decrease) in operating liabilities:

   Accrued management fees                                                 ( 2,491)                 320

   Accrued incentive fees                                                       --                  341

   Other accrued expenses                                                 ( 32,383)             (12,491)
                                                                        -----------          -----------
Net cash provided by operating activities                                  329,783              165,565

Cash flows used in financing activities:

  Redemption of limited partnership units                                 (522,966)           ( 209,437)
  Redemptions payable                                                      178,103               28,939
                                                                       -----------        -------------
Net cash used in financing activities                                     (344,863)           ( 180,498)
                                                                         ----------           ----------
Net (decrease) in cash                                                     (15,080)            ( 14,933)
Cash at the beginning of the period                                         57,298               43,676
                                                                       -----------           ----------
Cash at the end of the period                                         $     42,218         $    28,743
                                                                      ============         ============


See accompanying notes to financial statements.

                                CERES FUND, L.P.
                        (A Tennessee Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 2002

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

The Partnership solicited subscriptions for a maximum of 100,000 units of limited partnership interest at $105 per unit. During the initial offering period 13,471.6805 units were sold and the Partnership commenced trading commodity futures contracts on December 1, 1991. The Partnership continues to sell units as of the end of each month at the then average net asset value per unit plus a selling commission of 4% in accordance with the terms of the Limited Partnership Agreement, and can continue selling units until the maximum number of units offered have been sold. At June 30, 2002 a total of 62,266.1593 units have been sold, 1,861.9400 units have been distributed in lieu of a cash distribution, and 46,895.1215 units have been redeemed, leaving an outstanding balance at June 30, 2002, of 17,232.9778 units.

The general partners agreed to make a capital contribution of the lesser of $100,000 or 3% of total partnership capitalization and made an initial capital contribution of $45,000 at the close of the initial offering and have made additional capital contributions to date of $55,000 to meet its investment commitment in the Partnership. In no event is the general partners' interest in the Partnership to be less than 1% of total partnership capitalization.

Income and expenses of the Partnership (excluding the Management Allocation and Incentive Allocation) are allocated pro rata among the partners based on their respective capital accounts as of the beginning of the month in which the items of income and expense accrue, except that limited partners have no liability for partnership obligations in excess of their capital accounts, including losses. The Management Allocation and Incentive Allocation are allocated to the Limited Partners in accordance with the terms of the Limited Partnership Agreement.

The Partnership is not liable for any organizational and offering expenses in connection with the issuance and distribution of the units. Refco, Inc., the Partnership's commodity broker, paid the organizational expenses of the
Partnership  and  the  expenses  of  offering  the  units  to  the  public.  The
Partnership does not reimburse Refco, Inc. for any portion of the costs so incurred and is not liable for any such costs at any time.

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

The Partnership is subject to franchise/excise taxes pursuant to the Tennessee Franchise/Excise Tax of 1999. A provision for State of Tennessee excise taxes has been made in the accompanying financial statements; based on the Partnership's income for the six months ended June 30, 2002.

(2)  Management Agreement

The Partnership has entered into a Management Agreement in consideration of and as compensation for the services to be rendered by the general partners and trading advisors. The Partnership pays to the general partners a monthly Management Allocation equal to 1/3 of 1% (4% per annum) of the adjusted net asset value of units, as defined at month end, plus a quarterly Incentive Allocation of 15% of any net new appreciation in the adjusted net asset value of units for the quarter. During the six months ended June 30, 2002, management fees totaled $57,890 and incentive fees totaled $0.

(3)  Customer Agreement with Refco, Inc.

The Partnership entered into a customer agreement with Refco, Inc. (Refco), pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. During 2002, Refco charged the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco during the first and second quarters of 2002 were $100,508. The Partnership earns interest on 80% of the average daily equity maintained as cash in the Partnership's trading account at a rate equal to the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership from this source during the six-months ended June 30, 2002 was $26,284.

(4)  Related Parties

The sole shareholder of the parent of the managing general partner is an active partner in the law firm which is the counsel to the Partnership, the general partners, the Memphis branch of Refco and the Partnership's commodity broker.

(5)  Calculation of Net Income (Loss) per Limited Partnership Unit

The Net Loss per limited partnership unit for the period from January 1, 2002, through June 30, 2002, of $(10.71) was calculated by dividing the Aggregate Loss Allocated to Limited Partners of $(204,111) by the

Average  Units  outstanding   between  December  31,  2001  and  June  30,  2002
(19,061.4160 Units).

The Net Income per Limited Partnership Unit for the period from January 1, 2001, through June 30, 2001 of $12.62 was calculated by dividing the Aggregate Income Allocated to Limited Partners of $276.018 by the Average Units outstanding between December 31, 2000 and June 30, 2001 (21,866.9870 Units).

The Net Loss per Limited Partnership Unit for the period from April 1, 2002 through June 30, 2002 of $(.17) was calculated by dividing the Aggregate Loss Allocated to Limited Partners of $(3,124) by the Average Units outstanding between March 31, 2002 and June 30, 2002 (17,982.1780 Units).

The Net Income per Limited Partnership Unit for the period from April 1, 2001 through June 30, 2001 of $3.73 was calculated by dividing the Aggregate Income Allocated to Limited Partners of $80,590 by the Average Units outstanding between March 31, 2001 and June 30, 2001 (22,583.7713 Units).

(6) Recent Pronouncements

The FASB has recently issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The partnership adopted the provisions of Statement 142 on January 1, 2002. The adoption of these statements did not have a material impact on the partnership's financial position or results of operations.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires all companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities after December 31, 2002. The impact of adopting SFAS No. 146 is not expected to be material.

                                CERES FUND, L.P.
                        (a Tennessee Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion should be read in conjunction with the Financial Statements and the discussion of Ceres Fund, L.P.'s (the "Partnership") business and other detailed information appearing elsewhere herein. All information is based on the Partnership's six month period ended June 30, 2002.

RESULTS OF OPERATIONS

The Three and Six Months Ended June 30, 2002, compared to the Three Months and Six Months Ended June 30, 2001.

Trading results were less profitable during the three months ended June 30, 2002, as compared to the same period in 2001. The Partnership had income from trading activities of $92,051 for the three months ended June 30, 2002, as compared to income from trading activities of $226,062 for the three months ended June 30, 2001. The losses during this period are primarily attributable to losses in connection with the trading of grain contracts. As a result of such trading activities, the Partnership had a net loss of $315 for the three months ended June 30, 2002 compared to a net gain of $91,677 for the same period in 2001; and a net loss per limited partnership unit of $.17 for the three months ended June 30, 2002, compared to a net gain per limited partnership unit of $3.73 for the same period in 2001.

Trading results were less profitable during the six months ended June 30, 2002, as compared to the same period in 2001. The Partnership had a loss from trading activities of $19,127 for the six months ended June 30, 2002, as compared to income from trading activities of $604,843 for the six months ended June 30, 2001. The losses during this period are primarily attributable to losses in connection with the trading of grain contracts. As a result of such trading activities, the Partnership had a net loss of $219,161 for the six months ended June 30, 2002, compared to a net gain of $308,475 for the same period in 2001; and a net loss per limited partnership unit of $10.71 for the six months ended June 30, 2002, compared to a net gain per limited partnership unit of $12.62 for the same period in 2001.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2002, management believes that there have been no significant changes in market risk as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

A. The registration statement became effective on March 9, 1991 at which time the Partnership began offering the securities for sale. The offering was extended for 60 days, and sales of 13,471.6805 Units for $1,413,296.45 were consummated by November 30, 1991 at which time the initial offering period ended and the continuous offering period commenced. The Partnership commenced operations December 1, 1991. The Partnership continues to offer Units for sale. During the period of January 1, 2002, through June 30, 2002, no additional Units were sold and 3,656.8763 Units were redeemed.

B. The Units were offered by the Partnership through members of the National Association of Securities Dealers, Inc. on a best efforts basis.

C.   These securities were registered under the Securities Act of  1933.

D.   (1) Units of Limited Partnership interest outstanding at

               April 30, 2002- 18,731.3782

       (2)  Units of Limited Partnership interest outstanding at

               May 31, 2002- 18,731.3782

        (3)  Units of Limited Partnership interest outstanding at

               June 30, 2002- 17,232.9778

E. Issuance of Limited Partnership Units for cash in the following amounts and on the following dates:

          Dates                Units                 Amount

      April 1, 2002             --                  $ --
      May 1, 2002               --                    --
      June 1, 2002              --                    --

F. Redemption of Limited Partnership Units for cash in the following amounts and on the following dates:

             Dates              Units               Amount

         June 30, 2002          1,498.4004          $ 214.246

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

     Date: August 14, 2002


CERES FUND, L.P.
By:      Randell Commodity Corporation
         Managing General Partner


By:      /s/Frank L. Watson, Jr.
         ---------------------------
         Frank L. Watson, Jr.
         Chairman

Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ceres Fund, L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank L. Watson, Jr., President and Chief Executive Officer of Randell Commodity Corporation,
(the "General Partner") certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Partnership.


CERES FUND, L.P.
By: Randell Commodity Corporation
      General Partner


By:      /s/Frank L. Watson, Jr.
         ----------------------------------------------
         Frank L. Watson, Jr.
         President and Chief Executive Officer