Form 10-K/A
period 2001-12-31
CERES FUND LP
filed 2002-12-04
CIK 869711

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

Registrant’s telephone number (901) 766-4590

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

     Incorporation by Reference: Registrant’s Registration Statement effective March 9, 1991 and the Prospectus contained therein into Part IV, Item 14 (a)(3) and Supplement No. 1 dated October 1, 1992, thereto, post effective Amendment No. 1 dated April 26, 1991, effective April 30, 1991, post effective Amendment No. 2 dated November 12, 1991, effective November 15, 1992, post effective Amendment No. 3 dated March 31, 1992, effective April 7, 1992, Supplement No. 3 dated June 30, 1992, Supplement No. 4 dated November 30, 1992, post effective Amendment No. 4 dated April 30, 1993, effective May 19, 1993, post effective Amendment No. 5 dated October 16, 1996, effective October 31, 1996, post effective Amendment dated August 25, 1997, effective September 2, 1997, post effective amendment dated May 30, 1998, effective June 8, 1998, post effective amendment dated May 30, 1999, effective June 15, 1999, post effective amendment dated December 9, 1999, post-effective amendment dated November 24, 2000, and September 28, 2001.

PART I

ITEM 1.

(a)  BUSINESS

     Ceres Fund, L.P. (the “Partnership”) is a limited partnership organized on September 19, 1990, pursuant to a Limited Partnership Agreement (the “Limited Partnership Agreement”) under the Uniform Limited Partnership Act of the State of Tennessee and funded through an offering of limited partnership units (the “Units”). The Partnership engages in speculative trading of commodity futures contracts, forward contracts, commodity options and other interests in commodities including, without limitation futures contracts and options on financial instruments, physical commodities and stock indices on organized exchanges in the U.S. and abroad.

     The initial offering to the public of 100,000 Units was closed on November 29, 1991, and trading began December 1, 1991. Following the commencement of trading, the Partnership continued the offering of Units, issuing Units and fractions thereof at the Average Net Asset Value as of the last business day of the month during which the purchaser’s subscription was received. As of December 31, 2001, a total of 62,266.1596 units had been sold of which a total of 20,889.8541 were outstanding. The Prospectus is regularly updated and Units continue to be offered to the public.

     The offering was registered under the Securities Act of 1933, as amended, and members of the National Association of Securities Dealers, Inc. act as selling agents on a best efforts basis. Effective July 1, 1995, and continuing during the continuous offering period, the selling commission is 4% of the issue price of each unit sold, all of which is retained by the selling agent.

     Randell Commodity Corporation, a Tennessee corporation, is the Managing General Partner of the Partnership (the “Managing General Partner”) and RanDelta Capital Partners, L.P. is the Financial General Partner of the Partnership. Pursuant to a Customer Agreement (the “Customer Agreement”), Refco, Inc. (“Refco”) acts as the commodity broker for the Partnership and performs various administrative services for it. Services performed for the Partnership by Refco or the Managing General Partner under the terms of the Customer and the Limited Partnership Agreements, include the following:

     (1)  Executing all trades on behalf of the Partnership in conjunction with the Partnership’s Advisor.

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

     The Customer Agreement under which Refco, Inc. acts as the futures broker for the Partnership may be terminated by the Partnership or Refco upon 5 days’ notice.

     Under the terms of the Customer Agreement, the Partnership pays commodity brokerage commissions to Refco on a round-turn basis in an amount equal to $32.50 per round-turn. A round-turn is the opening and closing of a commodity futures position consisting of one contract. One half of the round-turn commission is charged on the opening of a position and one half is charged on the close. The Partnership assets earn interest from Refco on 100% of the average daily equity maintained in cash in the Partnership’s trading account at a rate equal to 80% of the average yield on thirteen week U.S. Treasury Bills issued during each month.

(b)   REGULATION

     Under the Commodity Exchange Act, as amended (the “Act”), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”). The Act requires “commodity pool operators,” and “commodity trading advisors,” to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the Managing General Partner as a commodity pool operator or as a commodity trading advisor is terminated or suspended, the Managing General Partner would be unable to continue to manage the business of the Partnership. Should the Managing General Partner’s registration be suspended, termination of the Partnership might result. The act also requires Refco to be registered as a “futures commission merchant.”

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

(c)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Partnership’s business constitutes only one segment, speculative trading of commodity futures contracts, for financial reporting purposes. The Partnership does not engage in sales of goods or services. The Partnership began trading activities December 1, 1991, at which time Partnership capital was $1,392,168.

(d)   NARRATIVE DESCRIPTION OF BUSINESS

     (1)  See Items 1(a), (b) and (c) above.

           (i) through (xii) — Not applicable.

                 (xiii) — the Partnership has no employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     N/A — No security holders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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

     Net increase (decrease) in components of Partnership capital from operations are as follows:

	2001	2000	1999	1998	1997

Realized & unrealized trading gains (losses) net of brokerage commission and clearing fees of $326,741, $254,561, $346,157, $770,081, and $838,772	388,529	$(150,958)	$155,301	$(1,711,609)	$(514,269)
Income (loss) from continuing operations	278,123	(165,787)	114,234	(1,724,922)	(504,535)
Cash dividends per Unit	—	—	—	—	13.61
Interest Income	134,871	236,259	247,544	332,240	294,507
Management fee	133,693	152,088	208,611	259,437	223,279
Administrative expenses	95,000	84,000	80,000	72,000	58,403
Incentive fee	584	—	—	14,116	3,091
Net Gain (loss) per Unit*	11.17	(6.32)	2.94	(50.01)	(19.61)
Total Assets	3,643,696	$3,666,679	$5,121,209	$5,504,092	$6,647,645

•	Calculated as net earnings(loss) allocated to limited partners divided by average units outstanding during the year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     (4)  The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the Partnership’s position in the physical commodity will be fully hedged.

     (5)  The Partnership will not employ the trading technique commonly known as “pyramiding”, in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

     (6)  The Partnership may from time to time employ trading strategies such as spreads or straddles on behalf of the Partnership. The term “spread” describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

     Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement requires dissolution of the Partnership under certain circumstances as defined in the Limited Partnership Agreement including a decrease in the net asset value of a Unit at the close of business on any business day to less than 50% of the highest average net asset value at which Units have been sold.

     In order to limit credit risks, the Partnership does not enter into counterparty transactions such as currency or other swaps and it limits its trading activities to futures and options traded on U.S. commodity exchanges.

(c)   CAPITAL RESOURCES

     The Partnership does not intend to raise any additional capital through borrowing. Due to the nature of the Partnership’s business, it will make no significant capital expenditures, and substantially all of its assets are and will be represented by cash, United States Treasury securities and commodity futures investments.

     The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. Furthermore, interest income is dependent upon interest rates over which the Partnership has no control. A forecast cannot be made as to the level of redemptions in any given period.

(d)   INFLATION

     Inflation does have an effect on commodity prices and the volatility of commodity markets; however, continued inflation is not expected to have a material adverse effect on the Partnership’s operations or assets. Because the Partnership conducts business as a Partnership, and, as such does not pay federal income taxes, neither the Taxpayer Relief Act of 1997 nor the Tax Reform Act of 1986 had an effect on its operations or on its tax liability. However, some expenses may be limited as to deductibility by individual partners.

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

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no directors or officers. The Managing General Partner and Refco perform the services described in “Item 1. Business” herein.

     For the fiscal year ended December 31, 2001; incentive fees expensed totaled $584. Management fees expensed totaled $133,693. A total of $313,044 in brokerage commissions were paid to Refco.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     None.

(b)   SECURITY OWNERSHIP OF MANAGEMENT

     Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the Managing General Partner, and it has discretionary authority over the Partnership’s investments. As of December 31, 2001, the General Partner’s investment in the Partnership was $333,836.

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

i) Form of Selling Agreement among the Partnership and National Association of Securities Dealers, Inc. member.*

ii) Form of Customer Agreement between the Partnership and Refco, Inc.*

iii) Form of Subscription Agreement to be executed by each purchaser of Units.*

iv) Form of Escrow of Funds Agreement among the Partnership and National Bank of Commerce.*

*	Incorporated herein by reference to the Partnership’s Registration Statement on Form S-1, Commission File No. 33-37802.

CERES FUND, L.P.

INDEX TO FINANCIAL STATEMENTS

Page(s)

Independent Auditors’ Report	F-1
Financial Statements:
Statements of Financial Condition as of December 31, 2001 and 2000	F-2
Statements of Operations for the years ended December 31, 2001, 2000 and 1999	F-3
Statements of Changes in Partners’ Capital for the years ended December 31, 2001 2000 and 1999	F-4
Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-5
Summary of Net Asset Values at December 31, 2001, 2000 and 1999	F-6
Notes to Financial Statements	F-9
Schedule of Investments at December 31, 2001	F-17
Affirmation	F-18

KPMG
MORGAN KEEGAN TOWER, SUITE 900
FIFTY NORTH FRONT STREET
MEMPHIS, TN 38103

INDEPENDENT AUDITORS’ REPORT

The Partners Ceres Fund, L.P.:

We have audited the accompanying statements of financial condition of Ceres Fund, L.P. (a Tennessee Limited Partnership) as of December 31, 2001 and 2000 and summary of net asset values as of December 31, 2001, 2000 and 1999, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

KPMG LLP

March 18, 2002

CERES FUND, L.P.

(A Tennessee Limited Partnership)
Statements of Financial Condition
December 31, 2001 and 2000

	2001	2000

ASSETS
Cash	$57,298	43,676
Equity in commodity futures trading account:
U.S. government obligations at fair value (cost of $2,987,867 and $3,547,207 at December 31, 2001 and 2000, respectively)	2,989,350	3,557,990
Cash	721,518	105,512
Unrealized losses on open futures contracts	(125,155)	(40,675)
Interest receivable	685	176

Total assets	$3,643,696	3,666,679

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accrued management fees	$10,815	11,052
Other accrued expenses	69,157	56,807
Redemptions payable	36,143	95,179

Total liabilities	116,115	163,038

Partners’ capital:
General partners	333,836	298,153
Limited partners	3,193,745	3,205,488

Total partners’ capital	3,527,581	3,503,641

	$3,643,696	3,666,679

See accompanying notes to financial statements

CERES FUND, L.P.
(A Tennessee Limited Partnership)
Statements of Operations
Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Net gains (losses) on trading of commodity futures and options contracts:
Realized gains (losses) on closed positions	$799,750	170,737	(22,015)
Change in market valuation of open futures contracts	(84,480)	(77,995)	504,019
Change in market valuation of open options contracts	—	10,861	19,454

Net gains on investments	715,270	103,603	501,458
Investment income — interest (note 3)	134,871	236,259	247,544

Less fees and commissions:
Brokerage commissions (note 3)	313,044	244,141	331,112
Exchange, clearing fees and NFA charges	13,697	10,420	15,045

	326,741	254,561	346,157

Income from operations	523,400	85,301	402,845

Management fee allocations (note 2)	133,693	152,088	208,611
Incentive fee allocations (note 2)	584	—	—
Professional and administrative expenses	95,000	84,000	80,000
Franchise and excise taxes	16,000	15,000	—

	245,277	251,088	288,611

Net earnings (loss)	$278,123	(165,787)	114,234

Net earnings (loss) allocated to general partner	$35,683	(1,465)	16,355

Net earnings (loss) allocated to limited partners	$242,440	(164,322)	97,879

Average net earnings (loss) per unit	$11.17	(6.32)	2.94

See accompanying notes to financial statements

CERES FUND, L.P.

(A Tennessee Limited Partnership)
Statements of Changes in Partners’ Capital
Years ended December 31, 2001, 2000 and 1999

	GENERAL	LIMITED
	PARTNERS	PARTNERS	TOTAL

Partners’ capital at December 31, 1998	$283,263	5,002,325	5,285,588
Capital contributions (228 units)	—	36,742	36,742
Redemption of units (3,332 units)	—	(514,260)	(514,260)
Net earnings	16,355	97,879	114,234

Partners’ capital at December 31, 1999	299,618	4,622,686	4,922,304
Capital contributions (482 units)	—	72,115	72,115
Redemption of units (9,032 units)	—	(1,324,991)	(1,324,991)
Net loss	(1,465)	(164,322)	(165,787)

Partners’ capital at December 31, 2000	298,153	3,205,488	3,503,641
Redemption of units (1,663 units)	—	(254,183)	(254,183)
Net income	35,683	242,440	278,123

Partners’ capital at December 31, 2001	$333,836	3,193,745	3,527,581

Average net asset value per limited partnership unit at:
December 31, 2001; 20,889.8541 units outstanding			$152.89
December 31, 2000: 22,552.6785 units outstanding			$142.13
December 31, 1999; 31,103.0777 units outstanding			$148.62

See accompanying notes to financial statements.

CERES FUND, L.P.

(A Tennessee Limited Partnership)
Statements of Cash Flows
Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash flows from operating activities:
Net earnings (loss)	$278,123	(165,787)	114,234
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Change of market valuation of open futures contracts	84,480	77,995	(504,019)
Decrease in market valuation of open option contracts	14,610	37,265
(Increase) decrease in operating assets:
Investments in commodities futures trading account, net	(47,366)	1,373,770	737,699
Interest receivable	(509)	326	2,471
Increase (decrease) in operating liabilities:
Accrued management fees	(237)	(4,914)	(1,225)
Other accrued expenses	12,350	25,033	(31,655)

Net cash provided by operating activities	326,841	1,321,033	354,770
Cash flows from financing activities:
Net proceeds from sale of limited partnership units	—	72,115	36,742
Redemptions of limited partnership units	(313,219)	(1,380,977)	(500,979)

Net cash used in financing activities	(313,219)	(1,308,862)	(464,237)
Net increase (decrease) in cash	13,622	12,171	(109,467)
Cash at beginning of year	43,676	31,505	140,972

Cash at end of year	$57,298	43,676	31,505

See accompanying notes to financial statements.

CERES FUND, L.P.
(A Tennessee Limited Partnership)

Summary of Net Asset Values

December 31, 2001

	NUMBER	NUMBER	NUMBER	NET ASST	TOTAL LIMITED
SUBSCRIBER	OF UNITS	OF UNITS	OF UNITS	OF UNITS	VALUE	PARTNER NET
ADMISSION DATE	SUBSCRIBED	WITHDRAWN	DISTRIBUTED	OUTSTANDING	PER UNIT	ASSET VALUE

January 1, 1996	43,256.2273	(35,183.1116)	1,793.0394	9,866.1551	$153.389	$1,513,360
November 1, 1996	239.4689	(275.7058)	41.3760	5.1391	153.389	788
December 1, 1996	155.2598	(182.7844)	27.5246	—	—	—
January 1, 1997	708.7734	(702.8389)	—	5.9345	153.389	910
February 1, 1997	1,555.9517	(879.4509)	—	676.5008	153.389	103,768
March 1, 1997	2,630.9876	(1,045.9950)	—	1,584.9926	153.289	242,961
April 1, 1997	3,704.4494	(1,094.5188)	—	2,609.9306	153.061	399,478
May 1, 1997	1,381.6388	(637.4066)	—	744.2322	152.836	113,744
June 1, 1997	988.1934	(396.1881)	—	592.0053	153.389	90,807
July 1, 1997	826.3808	(188.8130)	—	637.5678	149.889	95,564
August 1, 1997	493.4459	—	—	493.4459	150.938	74,480
September 1, 1997	209.0262	—	—	209.0262	150.592	31,478
October 1, 1997	496.1560	(35.8050)	—	460.3510	151.042	69,532
November 1, 1997	229.6653	—	—	229.6653	151.094	34,701
December 1, 1997	327.4226	(201.4908)	—	125.9318	151.389	19,065
January 1, 1998	103.8085	(103.8085)	—	—	—	—
February 1, 1998	509.8596	(255.8443)	—	254.0153	151.189	38,404
March 1, 1998	1,177.3329	(491.2623)	—	686.0706	151.429	103,891
April 1, 1998	717.5374	(597.4042)	—	120.1332	153.002	18,381
May 1, 1998	422.0476	(114.0062)	—	308.0414	153.002	47,131
June 1, 1998	669.0029	(299.6207)	—	369.3822	153.002	56,516
August 1, 1998	506.3963	(345.0840)	—	161.3123	152.711	24,634
September 1, 1998	29.1615	—	—	29.1615	153.000	4,462
October 1, 1998	217.9573	—	—	217.9573	152.995	33,346
March 1, 1999	51.6151	(51.6151)	—	—	—	—
April 1, 1999	66.7377	(66.7377)	—	—	—	—
May 1, 1999	60.1015	(60.1015)	—	—	—	—
June 1, 1999	28.6521	(28.6521)	—	—	—	—
September 1, 1999	21.3654	—	—	21.3654	152.801	3,265
March 1, 2000	319.7433	—	—	319.7433	151.878	48,562
April 1, 2000	161.7934	—	—	161.7934	151.534	24,517

	62,266.1596	(43,238.2455)	1,861.9400	20,889.8541	$152.8850	$3,193,745

See accompanying notes to financial statements.

CERES FUND, L.P.
(A Tennessee Limited Partnership)

Summary of Net Asset Values

December 31, 2000

	NUMBER	NUMBER	NUMBER	NUMBER	NET ASSET	TOTAL LIMITED
SUBSCRIBER	OF UNITS	OF UNITS	OF UNITS	OF UNITS	VALUE	PARTNER NET
ADMISSION DATE	SUBSCRIBED	WITHDRAWN	DISTRIBUTED	OUTSTANDING	PER UNIT	ASSET VALUE

January 1, 1996	43,256.2273	(34,257.4290)	1,793.0394	10,791.8377	$142.550	$1,538,258
November 1, 1996	239.4689	(272.9274)	41.3760	7.9175	142.550	1,129
December 1, 1996	155.2598	(182.7844)	27.5246	—	—	—
January 1, 1997	708.7734	(634.1576)	—	74.6158	142.550	10,636
February 1, 1997	1,555.9517	(834.3509)	—	721.6008	142.457	102,797
March 1, 1997	2,630.9876	(814.4287)	—	1,816.5589	142.457	258,781
April 1, 1997	3,704.4494	(734.4429)	—	2,970.0065	142.245	422,468
May 1, 1997	1,381.6388	(637.4066)	—	744.2322	142.035	105,707
June 1, 1997	988.1934	(396.1881)	—	592.0053	142.550	84,390
July 1, 1997	826.3808	(188.8130)	—	637.5678	139.296	88,810
August 1, 1997	493.4459	—	—	493.4459	140.271	69,216
September 1, 1997	209.0262	—	—	209.0262	139.949	29,253
October 1, 1997	496.1560	(35.8050)	—	460.3510	140.367	64,618
November 1, 1997	229.6653	—	—	229.6653	140.415	32,249
December 1, 1997	327.4226	(201.4908)	—	125.9318	140.690	17,717
January 1, 1998	103.8085	(103.8085)	—	—	—	—
February 1, 1998	509.8596	(255.8443)	—	254.0153	140.504	35,690
March 1, 1998	1,177.3329	(491.2623)	—	686.0706	140.727	96,549
April 1, 1998	717.5374	(573.3805)	—	144.1569	142.189	20,498
May 1, 1998	422.0476	(114.0062)	—	308.0414	142.189	43,800
June 1, 1998	669.0029	(299.6207)	—	369.3822	142.189	52,522
August 1, 1998	506.3963	(340.1678)	—	166.2285	141.919	23,591
September 1, 1998	29.1615	—	—	29.1615	148.650	4,335
October 1, 1998	217.9573	—	—	217.9573	142.183	30,990
March 1, 1999	51.6151	(51.6151)	—	—	—	—
April 1, 1999	66.7377	(66.7377)	—	—	—	—
May 1, 1999	60.1015	(60.1015)	—	—	—	—
June 1, 1999	28.6521	(28.6521)	—	—	—	—
September 1, 1999	21.3654	—	—	21.3654	142.171	3,038
March 1, 2000	319.7433	—	—	319.7433	142.164	45,456
April 1, 2000	161.7934	—	—	161.7934	142.091	22,989

	62,266.1596	(41,575.4211)	1,861.9400	22,552.6785	$142.133	$3,205,488

See accompanying notes to financial statements.

CERES FUND, L.P.
( A Tennessee Limited Partnership)

Summary of Net Asset Values

December 31, 1999

	NUMBER	NUMBER	NUMBER	NUMBER	NET ASSET	TOTAL LIMITED
SUBSCRIBER	OF UNITS	OF UNITS	OF UNITS	OF UNITS	VALUE	PARTNER NET
ADMISSION DATE	SUBSCRIBED	WITHDRAWN	DISTRIBUTED	OUTSTANDING	PER UNIT	ASSET VALUE

January 1, 1996	43,256.2273	(29,128.3907)	1,793.0394	15,920.8760	$149.029	$2,372,672
November 1, 1996	239.4689	(158.6871)	41.3760	122.1578	149.029	18,205
December 1, 1996	155.2598	(73.6832)	27.5246	109.1012	149.029	16,259
January 1, 1997	708.7734	(389.1942)	—	319.5792	149.029	47,627
February 1, 1997	1,555.9517	(315.7003)	—	1,240.2514	149.029	184,833
March 1, 1997	2,630.9876	(652.3322)	—	1,978.6554	148.932	294,685
April 1, 1997	3,704.4494	(500.5439)	—	3,203.9055	148.710	476,453
May 1, 1997	1,381.6388	(519.2827)	—	862.3561	148.490	128,051
June 1, 1997	988.1934	(113.8472)	—	874.3462	149.028	130,302
July 1, 1997	826.3808	(6.8935)	—	819.4873	145.625	119,338
August 1, 1997	493.4459	—	—	493.4459	146.645	72,361
September 1, 1997	209.0262	—	—	209.0262	146.308	30,582
October 1, 1997	496.1560	(20.4600)	—	475.6960	146.746	69,806
November 1, 1997	229.6653	—	—	229.6653	146.796	33,714
December 1, 1997	327.4226	(75.5590)	—	251.8636	147.083	37,045
January 1, 1998	103.8085	—	—	103.8085	147.252	15,286
February 1, 1998	509.8596	(50.8031)	—	459.0565	146.889	67,430
March 1, 1998	1,177.3329	(88.4793)	—	1,088.8536	147.123	160,195
April 1, 1998	717.5374	(154.4626)	—	563.0748	148.651	83,702
May 1, 1998	422.0476	(47.9973)	—	374.0503	148.651	55,603
June 1, 1998	669.0029	(230.3615)	—	438.6414	148.651	65,204
August 1, 1998	506.3963	(16.8074)	—	489.5889	148.369	72,640
September 1, 1998	29.1615	—	—	29.1615	148.650	4,335
October 1, 1998	217.9573	—	—	217.9573	148.645	32,398
March 1, 1999	51.6151	—	—	51.6151	148.640	7,672
April 1, 1999	66.7377	—	—	66.7377	148.636	9,920
May 1, 1999	60.1015	—	—	60.1015	148.628	8,933
June 1, 1999	28.6521	—	—	28.6521	148.644	4,259
September 1, 1999	21.3654	—	—	21.3654	148.633	3,176

	61,784.6229	(32,543.4852)	1,861.9400	31,103.0777	$148.6247	$4,622,686

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

Futures contracts are required to be made on a commodity exchange and call for the future delivery of various agricultural and nonagricultural commodities, currencies or financial instruments at a specified time and place. These contractual obligations, depending on whether one is a buyer or a seller, may be satisfied either by taking or making physical delivery of an approved grade of the particular commodity (or, in the case of some contracts, by cash settlement) or by making an offsetting sale or purchase of an equivalent commodity futures contract on the same (or a linked) exchange prior to the designated date of delivery. In market terminology, a trader who purchases a futures contract is “long” in the futures market, and a trader who sells a futures contract is “short” in the futures market. Outstanding futures contracts (those that have not been closed out by an offsetting purchase or sale or by delivery) are known as “open trades” or “open positions.”

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

An option on a futures contract gives the purchaser of the option the right (but not the obligation) to take a position at a specified price (the “striking”, “strike” or “exercise” price) in the underlying futures contract. Options have limited life spans, usually tied to the delivery or settlement date of the underlying futures contract. Some options, however, expire significantly in advance of such date. The value of an option at any given point in time is a function of market volatility and the price level of the underlying futures contract.

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

Derivative instruments involve varying degrees of market risks, and changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership’s unrealized profit (loss) on such derivative instruments. The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity in the markets in which the financial instruments are traded.

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

In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguisments of Liabilities was issued. This Statement replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125’s provisions without reconsideration. The Partnership’s adoption of the statement had no material impact on its financial position or results of operation.

CERES FUND, L.P.
(A Tennessee Limited Partnership)

Notes to Financial Statements
December 31, 2001 and 2000

In July 2001, SFAS No. 141, Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets were issued. Statement 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill. The adoption of these statements will have no material impact on the Partnership’s financial position or results of operations.

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

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial condition, for which it is practicable to estimate fair value. If estimating fair value is not practicable, this Statement requires disclosures of descriptive information pertinent to estimating the value of a financial instrument. At December 31, 2001 and 2000, substantially all of the Partnership’s financial instruments, as defined in the Statement, are carried at fair value.

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

	2001	2000	1999

Management fees	$133,693	152,088	208,611
Incentive fees	584	—	—

CERES FUND, L.P.
(A Tennessee Limited Partnership)

Notes to Financial Statements
December 31, 2001 and 2000

(3)	CUSTOMER AGREEMENT WITH REFCO, INC.

The Partnership entered into a customer agreement with Refco, pursuant to which the Partnership deposits its assets in a commodity trading account with Refco who executes trades on behalf of the Partnership. The Partnership agrees to pay such brokerage and commission charges and fees as Refco may establish and charge from time to time. Refco charges the Partnership commissions on commodity trades at the rate of $32.50 per round-turn. Total commissions charged to the Partnership by Refco in 2001, 2000 and 1999 were $313,044, $244,141 and $331,112, respectively. The Partnership earns interest on Treasury Bills held in its account, on interest-bearing accounts and on 80% of the average daily equity maintained as cash in the Partnership’s trading account at a rate that approximated the average yield on 13-week United States Treasury Bills. Total interest earned by the Partnership in 2001, 2000 and 1999 was $134,871, $236,259 and $247,544, respectively.

(4)	RELATED PARTIES

The sole shareholder of the parent of the managing General Partner is an active partner in the law firm which is the counsel to the Partnership, the General Partners and the Memphis branch of Refco, the Partnership’s commodity broker.

(5)	DERIVATIVE INSTRUMENTS USED IN SPECULATIVE TRADING

In the normal course of business, the Partnership enters into transactions with derivative instruments used for speculative trading. These derivative instruments include financial futures contracts and option contracts. Futures contracts provide for the delayed delivery of commodities, whereby the seller agrees to make delivery at a specified future date, at a specified price. Futures contracts and options on such contracts are held for trading and arbitrage purposes. The notional value of these contracts reflect the extent of involvement the Partnership has in particular types of contracts. Risk arises from movements in commodities’ values. At December 31, 2001, the underlying notional value of open contract commitments were long $5,310,250 and short $(6,299,900).

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

	AVERAGE FAIR	FAIR VALUE OF
	VALUE OF OPEN	OPEN POSITIONS AT
	POSITIONS DURING	DECEMBER 31, 2001
	2001

Assets (Long Positions)	$(6,244)	$1,775
Liabilities (Short Positions)	(23,587)	(126,930)

CERES FUND, L.P.
(A Tennessee Limited Partnership)

Notes to Financial Statements
December 31, 2001 and 2000

(6)	SEGMENT INFORMATION

The Fund’s principal activity is speculative trading of agricultural commodities futures contracts and other commodity interests. Management has determined that these activities constitute one reportable segment. The Fund trades ten different commodities: soybean, cattle, grain spread, corn, cotton, wheat, coffee, Deutsche Marks, S&P Futures, and S&P Petroleum. The accounting policies are the same as those described in the summary of significant accounting policies.

The results of operations and selected financial information by commodity for the three years ended December 31, 2001, 2000 and 1999 are presented below:

			GRAIN
	SOYBEAN	CATTLE	SPREAD	CORN	COTTON

2001
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions, net	$243,783	94,444	(30,131)	(103,741)	332,457

Change in unrealized gains (losses) on open futures contracts	(3,625)	(136,480)	338	(57,500)	9,075

Net gains (losses) on trading activities	$240,158	(42,036)	(29,793)	(161,241)	341,532

Investment income — interest
Management fees allocations
Incentive fees allocations
Professional and administrative expenses
Tennessee franchise and excise taxes

Net earnings

SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open futures contracts	$(188)	(134,380)	338	9,075

Other unallocated amounts
Total assets

			DEUTSCHE	S&P
	WHEAT	COFFEE	MARKS	FUTURES	TOTAL

2001
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions, net	(40,612)	1,100	(5,864)	(18,427)	$473,009

Change in unrealized gains (losses) on open futures contracts	36,212	—	(2,500)	70,000	(84,480)

Net gains (losses) on trading activities	(4,400)	1,100	(8,364)	51,573	388,529

Investment income — interest					134,871
Management fees allocations					(133,693)
Incentive fees allocations					(584)
Professional and administrative expenses					(95,000)
Franchise and excise taxes					(16,000)

Net earnings					$278,123

SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open futures contracts					$(125,155)

Other unallocated amounts					3,768,851

Total assets					$3,643,696

CERES FUND, L.P.

(A Tennessee Limited Partnership)

Notes to Financial Statements
December 31, 2001 and 2000

			GRAIN
	SOYBEAN	CATTLE	SPREAD	CORN	COTTON

2000
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions, net	$(304,658)	60,426	(34,650)	(76,253)	17,381
Change in unrealized gains (losses) on open futures contracts	3,438	(40,220)	—	57,500	—
Change in unrealized gains (losses) on open options contracts	—	—	7,656	—	—

Net gains (losses) on trading activities	$(301,220)	20,206	(26,994)	(18,753)	17,381

Investment income — interest
Management fees allocations
Professional and administrative expenses
Franchise and excise taxes
Net earnings
SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open futures contracts	$3,438	2,100	—	57,500	—

Other unallocated amounts
Total assets

			DEUTSCHE	S&P
	WHEAT	COFFEE	MARKS	FUTURES	TOTAL

2000
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions, net	105,612	1,954	47,800	$98,564	$(83,824)

Change in unrealized gains (losses) on open futures contracts	(36,213)	—	7,500	(70,000)	(77,995)
Change in unrealized gains (losses) on open options contracts	—	—	3,205	—	10,861

Net gains (losses) on trading activities	69,399	1,954	58,505	$28,564	(150,958)

Investment income — interest					236,259
Management fees allocations					(152,088)
Professional and administrative expenses					(84,000)
Franchise and excise taxes					(15,000)

Net earnings					$(165,787)

SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open futures contracts	(36,213)	—	2,500	$(70,000)	$(40,675)

Other unallocated amounts					3,707,354

Total assets					$3,666,679

CERES FUND, L.P.
(A Tennessee Limited Partnership)

Notes to Financial Statements
December 31, 2001 and 2000

			GRAIN
	SOYBEAN	CATTLE	SPREAD	CORN	COTTON	WHEAT

1999
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions, net	$92,443	(315,869)	(16,164)	35,800	75,849	(88,553)
Change in unrealized gains (losses) on open futures contracts	49,120	456,680	—	—	—	—
Change in unrealized gains (losses) on open options contracts	(4,063)	—	(7,655)	—	34,375	—

Net gains (losses) on trading activities	$137,500	140,811	(23,819)	35,800	110,224	(88,553)

Investment income — interest
Management fees — allocations
Professional and administrative expenses
Net earnings
SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open futures contracts	$—	42,320	—	—	—	—
Open option contracts, at market	—	—	2,344	—	—	—

	$—	42,320	2,344	—	—	—

Other unallocated amounts
Total assets

		DEUTSCHE	S&P	S&P
	COFFEE	MARKS	FUTURES	PETROLEUM	TOTAL

1999
RESULTS OF OPERATIONS:
Net gains (losses) from closed positions, net	(31,060)	(58,000)	(54,067)	(8,551)	$(368,172)

Change in unrealized gains (losses) on open futures contracts	—	2,344	(4,125)	—	504,019
Change in unrealized gains (losses) on open options contracts	—	(3,203)	—	—	19,454

Net gains (losses) on trading activities	(31,060)	(58,859)	(58,192)	(8,551)	155,301

Investment income — interest					247,544
Management fees — allocations					(208,611)
Professional and administrative expenses					(80,000)

Net earnings					$114,234

SELECTED FINANCIAL INFORMATION:
Unrealized gains (losses) on open futures contracts	—	(5,000)	—	—	$37,320
Open option contracts, at market	—	12,266	—	—	14,610

	—	7,266	—	—	51,930

Other unallocated amounts					5,069,279

Total assets					$5,121,209

Schedule 1

CERES FUND, L.P.
(A Tennessee Limited Partnership)
Schedule of Investments
December 31, 2001

	PAR OR
	NUMBER OF	FAIR
DESCRIPTION	CONTRACTS	VALUE

United States Treasury Bill due March 21, 2002	3,000,000	$2,989,350

Net cash balances from futures trading		721,518
Open contracts in futures trading accounts:
February 2 Live Cattle	175	6,800
April 2 Live Cattle	(100)	(82,230)
June 2 Live Cattle	(75)	(58,950)
March 2 NY Cotton	(20)	9,075
May 2 Soybeans — CBT	(25,000)	(188)
March 2 S Wheat	25	(5,025)
July 2 S Wheat	(25)	5,363

		(125,155)

Total investments		$3,585,713

See accompanying independent accountant’s report

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

RANDELL COMMODITY CORPORATION
Managing General Partner of the Registrant

By:	/s/Frank L. Watson, Jr. Frank L. Watson, Jr., Principal Executive Officer & Sole Director

December 4, 2002

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

None.